Form 10-K
period 2024-12-31
Upstream Bio, Inc.
filed 2025-03-12
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s common stock outstanding as of March 5, 2025 was 53,640,895.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the Registrant’s fiscal year ended December 31, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•
the initiation, timing, progress, and results of our planned and future clinical trials for verekitug, for the treatment of severe asthma, chronic rhinosinusitis with nasal polyps (“CRSwNP”) and chronic obstructive pulmonary disease (“COPD”);
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

i

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Investors should not rely on such forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from those implied or projected by forward-looking statements include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Annual Report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. Investors should read this Annual Report, the documents that we reference in this Annual Report and the other documents that we file with the Securities and Exchange Commission (“SEC”) with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

While we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. Investors should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

ii

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

The summary risk factors described above should be read together with the text of the full risk factors in the section titled “Risk Factors” and the other information set forth in this Annual Report, as well as in other documents that we file with the SEC. The risks summarized above or described in full elsewhere in this Annual Report are not the only risks that we face. Additional risks and uncertainties not presently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition, results of operations, and future growth prospects.

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma and chronic rhinosinusitis with nasal polyps (“CRSwNP”) and have initiated planning activities for a Phase 2b trial in chronic obstructive pulmonary disease (“COPD”). We completed enrollment in our CRSwNP Phase 2 clinical trial in January 2025 and expect to report top-line data from this trial in the second half of 2025, enabling regulatory discussions and preparations for a Phase 3 program in CRSwNP. We anticipate reporting top-line data from our severe asthma Phase 2 trial in the second half of 2026 and plan to dose the first patient in our COPD program in the second half of 2025. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

There are six biologics approved for the treatment of severe asthma; three of these are also approved for CRSwNP. One biologic was recently approved for the treatment of COPD. Total estimated biologics sales in 2023 for asthma in the United States, Europe and Japan markets were approximately $7.5 billion. In December 2021, tezepelumab (marketed as Tezspire by Amgen Inc. (“Amgen”) and AstraZeneca PLC (“AstraZeneca”)), a monoclonal antibody targeting the TSLP ligand, not the receptor, was approved by the U.S. Food and Drug Administration (“FDA”) as an add-on maintenance treatment for patients with severe asthma. Tezepelumab is the first and only treatment for severe asthma without any phenotype or biomarker limitation, highlighting the benefit of blocking TSLP signaling early in the inflammatory cascade as compared to other biologics’ mechanisms of action which are further downstream. Tezepelumab is projected to reach peak global annual sales of over $3.0 billion for severe asthma alone in 2032 and, according to Amgen, achieved more than 20% of new to brand share of prescriptions in the United States in its first commercial year. In May 2024, Amgen and AstraZeneca reported Phase 2a proof-of-concept data for tezepelumab for the treatment of moderate to very severe COPD at the American Thoracic Society (“ATS”) International Conference. This trial reported a reduction in the frequency of COPD exacerbations that has supported advancement of tezepelumab into Phase 3 development for COPD. These clinical data further demonstrate the potential for a TSLP targeted therapy to treat a variety of inflammatory diseases. Based on these recent COPD data, tezepelumab is projected to achieve peak sales in the United States of approximately $6.0 billion to $10.0 billion according to third-party research analyst reports. The projections for tezepelumab’s peak sales are not indicative of the potential market opportunity for verekitug and are subject to a number of assumptions, risks and uncertainties that could cause them to be smaller than currently estimated. Despite the availability of existing biologics for severe respiratory disease, there remains a high unmet need that limits the utilization of these therapies, including suboptimal symptom control and frequent dosing intervals.

Verekitug is, to our knowledge, the only monoclonal antibody currently in clinical development that targets and inhibits the TSLP receptor. In May 2024, we presented full proof-of-concept data from our multicenter, randomized, double-blind, placebo-controlled Phase 1b multiple ascending dose (“MAD”) clinical trial in asthma patients demonstrating that dosing with verekitug led to rapid and complete TSLP receptor occupancy, and reductions in fractional exhaled nitric oxide (“FeNO,” a disease-related biomarker) and blood eosinophil levels (“eos,” a disease-related biomarker) that were rapid, substantial and sustained for up to 24 weeks after the last dose. This study also demonstrated that verekitug is approximately 300-fold more potent than tezepelumab (based on published tezepelumab data), which, combined with verekitug’s pharmacokinetic (“PK”) profile, enables an extended dosing interval of up to 24 weeks, compared to tezepelumab (four-week dosing interval). Furthermore, clinical data from our MAD trial indicate an approximately 50% greater effect on FeNO than has previously been reported for tezepelumab. We have not conducted head-to-head clinical studies of verekitug against tezepelumab, and note that ongoing and future clinical trials for verekitug may produce differing clinical activity and tolerability results. Three Phase 1 clinical trials have been completed for verekitug across a total of 120 participants, including 32 patients with asthma. In these trials, which were not designed to support formal statistical comparisons, verekitug was well tolerated, demonstrated no evidence of clinically meaningful anti-drug antibodies (“ADAs”), and showed a predictable and consistent PK profile with high subcutaneous bioavailability. Based on its extended dosing interval and effect on broadly accepted disease-associated biomarkers, we believe verekitug, if approved, will be the preferred biologic for the treatment of severe asthma, CRSwNP and COPD.

Our current clinical development plan for verekitug is summarized in the pipeline chart below. Having established clinical proof-of-concept in asthma, we are currently conducting two separate multi-national, placebo-controlled, randomized Phase 2 clinical trials to investigate the efficacy of two extended dosing intervals of 12 and 24 weeks for patients with severe asthma and 12 weeks for patients with CRSwNP. These trials have been designed using endpoints that, pending interactions with regulatory authorities, could allow data from these trials to support submissions for product approval. Data from these trials are expected in the second half of 2026 for severe asthma and the second half of 2025 for CRSwNP. Based on available data from Phase 1 trials with verekitug, we have initiated planning activities for a Phase 2b clinical trial in COPD, including development of a clinical trial protocol and regulatory approval strategy, and expect to dose the first COPD patient in the second half of 2025. Beyond these indications, we believe verekitug has broad potential, and we intend to leverage its unique attributes to develop it as a potential therapy for numerous TSLP-driven diseases.

† Phase 2 clinical trials in CRSwNP and severe asthma were initiated in January 2024 and March 2024, respectively. We anticipate starting a long-term safety and efficacy study (Phase 2 LTE) of verekitug in certain adult patients with severe asthma who have completed our Phase 2 study in the first half of 2025.

* Planning activities for a Phase 2b clinical trial in COPD have commenced, including development of a clinical trial protocol and regulatory approval strategy.

Leveraging TSLP biology to address unmet needs in severe asthma, CRSwNP and COPD

TSLP overview

Verekitug is a monoclonal antibody that targets and inhibits the TSLP receptor. TSLP is a member of a class of epithelial cytokines, also including IL-25 and IL-33, commonly referred to as alarmins. TSLP is primarily produced by epithelial cells, especially in the lung, gastrointestinal tract and skin. Dendritic cells, basophils, mast cells, keratinocytes and fibroblasts also produce TSLP with appropriate stimulation. In response to various environmental triggers, including viruses, bacteria, allergens, chemical irritants and physical injury, TSLP can initiate and amplify a wide range of innate and adaptive immune responses, including supporting epithelial barrier function, dendritic cell activation, type 2 innate lymphoid cell activation and survival, immune cell recruitment, induction of type 2 responses and regulation of B cell function. Beyond type 2 inflammation, data also support a role for TSLP in propagating non-type 2 inflammatory processes, including IL-17 production, modulation of airway structural cells and the promotion of fibrosis. As such, TSLP signaling is a central instigator of multiple downstream biologic pathways relevant to human diseases that are characterized by epithelial inflammation, including asthma, CRSwNP and COPD.

The TSLP signaling pathway is well-understood as a contributor to disease-driving proinflammatory pathways and is a clinically and commercially validated target for therapeutic development. Historically, development of biologics for severe asthma and related conditions has focused on type 2 inflammatory cytokines that are activated downstream in the TSLP signaling pathway, for instance IL-4, IL-5 and IL-13. However, in addition to its effect on type 2 inflammation, emerging evidence indicates that TSLP also impacts non-type 2 inflammation, which may result in broader downregulation of pathways relevant to the pathogenesis of multiple inflammatory diseases. We believe verekitug has the potential, if approved, to address unmet needs in multiple diseases characterized by TSLP-driven pathobiology due to the high potency and potential for extended dosing intervals that we have observed in our preclinical and clinical development to date.

Only one drug targeting the TSLP pathway has been approved for the treatment of severe asthma. In December 2021, tezepelumab (marketed as Tezspire by Amgen and AztraZeneca), a monoclonal antibody targeting the TSLP ligand, was approved by the FDA as an add-on maintenance treatment for patients with severe asthma. Tezepelumab is the first and only treatment for severe asthma without any phenotype or biomarker limitation, highlighting the benefit of blocking TSLP signaling early in the inflammatory cascade as compared to other biologics’ mechanisms of action which are further downstream. In the Phase 3 clinical trial of tezepelumab in adults and adolescents with severe, uncontrolled asthma, patients who received tezepelumab had fewer exacerbations and better lung function, asthma control and health-related quality of life than those who received placebo. Based on pooled safety data from the clinical trials of tezepelumab, Tezspire’s FDA approved label identifies hypersensitivity reactions following administration as a clinically significant adverse reaction, as well as pharyngitis, arthralgia and back pain as additional adverse reactions that occurred at an incidence of greater than or equal to 3% and more common than the placebo group. Furthermore, a Phase 2a clinical trial for tezepelumab in COPD patients, which demonstrated a clinically-significant reduction of COPD exacerbations, the most frequently reported adverse events for tezepelumab were worsening of COPD (12.1%) and incidents of COVID-19 infections (14.5%, trial commenced in July 2019), demonstrating a safety and tolerability profile consistent with that observed for tezepelumab in severe asthma. These clinical data further demonstrate the potential for a TSLP targeted therapy to treat a variety of inflammatory diseases.

Severe asthma

Asthma is a common respiratory disease characterized by chronic airway inflammation that is often underdiagnosed and under-treated. For some people, asthma can simply be a nuisance, for others it can interfere with daily life and potentially even be life-threatening. Of the more than 25 million Americans living with asthma, it is estimated that 5% to 10% suffer from severe asthma. Severe asthma is defined as asthma that remains uncontrolled despite optimized treatment with high-dose inhaled corticosteroids or that requires high-dosed inhaled corticosteroids to prevent symptoms from becoming uncontrolled. It is estimated that approximately 90% of people with severe asthma are eligible for biologics, but only 440,000 patients are currently treated with biologics, suggesting more than 80% of eligible patients are not being optimally treated. U.S. sales in 2023 of biologics for the treatment of severe asthma is estimated to be approximately $6.0 billion.

These statistics show there is a large population of people living with uncontrolled symptoms of severe asthma. Key areas of unmet need for people living with severe asthma include improved control of exacerbations and symptoms and reduced treatment burden (e.g., need for frequent injections).

Chronic rhinosinusitis with nasal polyps (CRSwNP)

CRSwNP is an inflammatory disease of the upper airway, marked by chronic sinonasal inflammation and the presence of inflammatory polyps in the nasal passages and paranasal sinuses. It is estimated by Sanofi that approximately 900,000 patients in the United States and Europe suffer from CRSwNP. Nasal polyps are associated with significant morbidity and debilitating symptoms; it is estimated that 40% to 45% of people with severe asthma also have CRSwNP and that up to 65% of people with CRSwNP also have asthma, demonstrating a strong association between the two conditions.

The current treatment options for patients with CRSwNP are corticosteroids, surgery and, more recently, biologics. Although a treatment option, surgery does not guarantee symptom relief. Even with surgery, many people with CRSwNP remain symptomatic, with the recurrence rate of CRSwNP ranging from 20% to 60% within 18 months to four years and increasing to 79% after 12 years. Recurrence is particularly common for people with severe disease, including those also living with asthma or who have undergone prior surgeries. The recent FDA approvals of biologic treatments for CRSwNP have established a well-understood regulatory pathway and route to commercialization. It is estimated that approximately 200,000 adult patients in the United States, major European markets and Japan with CRSwNP are eligible for biologics.

Despite these available treatments, the quality of life (“QoL”) studies and post-surgical recurrence rates clearly show that many people with CRSwNP have uncontrolled symptoms that are impacting their daily life and current treatments are not meeting their needs.

Chronic obstructive pulmonary disease (COPD)

Similar to asthma, COPD is a chronic inflammatory disease that obstructs airflow from the lungs. Chronic inflammation causes structural changes within the lungs, narrowing already small airways and damaging lung parenchyma which causes air sacs to lose functionality and decreases lung elasticity. It is typically caused by long-term exposure to irritants, most often cigarette smoke. People with a history of asthma are also more likely to have COPD. Historically, COPD has been considered to have elements of both type 2 and non-type 2 immune responses.

COPD is the third leading cause of death worldwide, causing approximately 3.2 million deaths in 2019. Almost 14.2 million Americans, or 6.5% of the adult population, reported in one study that they have been diagnosed with COPD, yet the actual number is likely higher given that more than half of adults with low pulmonary function in another study reported that they were not aware that they had COPD.

Treatments for COPD are similar to those for asthma and CRSwNP, including inhaled steroids to reduce inflammation in the airways as well as bronchodilator inhalers to relax airways and improve airflow. Oxygen and surgery may also be used for people with severe COPD. Dupilumab (marketed as Dupixent by Sanofi and Regeneron Pharmaceuticals, Inc. (“Regeneron”)), an interleukin (“IL”)-4 receptor alpha antagonist (“IL-4Ra”), is the only biologic approved for the treatment of COPD.

Despite available treatments, 60% of all COPD patients report some limitations in their daily activity, with 45% being unable to work and 75% complaining of difficulty climbing stairs. Given the high levels of morbidity and mortality associated with COPD, the currently available medicines are not sufficient to control symptoms or disease progression.

Verekitug: Inhibiting TSLP signaling in severe asthma, CRSwNP and COPD

Verekitug is a novel recombinant fully human immunoglobulin G1 (“IgG1”) monoclonal antibody that binds to the TSLP receptor and inhibits its signaling. In 2021, we acquired verekitug from Astellas Pharma Inc. (“Astellas”). Astellas discovered the compound and completed preclinical studies and a Phase 1 single ascending dose (“SAD”) trial, providing the early foundational work for our Phase 1b MAD trial. In those preclinical studies, which were not designed to support formal statistical comparisons, verekitug potently inhibited TSLP signaling. Additionally, verekitug inhibited cytokine production from CD4+ T cells, suggesting that it may be effective against type 2 and non-type 2 inflammation. In the Phase 1 SAD trial in healthy volunteers, verekitug demonstrated a favorable safety profile with no drug-related serious treatment-emergent adverse events, dose proportional pharmacokinetics and a pharmacodynamic effect consistent with TSLP antagonism.

We have conducted two additional clinical trials of verekitug: a Phase 1b MAD trial in patients with asthma and a Japanese ethnobridging study in healthy volunteers. Across the three clinical trials, we have data from 120 total participants, including 32 patients with asthma. In these trials, verekitug was well tolerated, had no clinically meaningful immunogenicity, and showed a predictable and consistent PK profile with high subcutaneous bioavailability.

Our Phase 1b MAD clinical trial established clinical proof-of-concept for verekitug in asthma. In the trial, which was not designed to support formal statistical comparisons, verekitug demonstrated rapid, substantial and sustained target engagement and maintained maximal inhibition of disease-related biomarkers in patients with asthma for up to 24 weeks after the last study dose. Results of the Phase 1b study also demonstrated that verekitug is a potent inhibitor of the TSLP receptor and has the potential for an extending dosing interval compared to currently available treatments. Importantly, the PK/pharmacodynamic (“PD”) modeling that was done based on the preclinical data aligned very closely with these early clinical results, strengthening our understanding of verekitug’s attributes and behavior in humans.

We are currently conducting two separate multi-national, placebo-controlled, randomized Phase 2 clinical trials to investigate the efficacy of two extended dosing intervals of 12 and 24 weeks for patients with severe asthma and 12 weeks for patients with CRSwNP. These trials have been designed using endpoints that, pending interactions with regulatory authorities, could allow data from these trials to support submissions for product approval. Data from these trials are expected in the second half of 2026 for severe asthma and the second half of 2025 for CRSwNP. Based on available data from Phase 1 trials with verekitug, we have initiated planning activities for a Phase 2b clinical trial in COPD, including development of a clinical trial protocol and regulatory approval strategy, and expect to dose the first COPD patient in the second half of 2025. Beyond these indications, we believe verekitug has broad potential, and we intend to leverage its unique attributes to develop it as a potential therapy for other TSLP-driven diseases.

Our team

We have built a team with deep experience and a strong track record of execution that have taken us from company inception to Phase 2 in less than three years. Our leadership team, including our Chief Executive Officer E. Rand Sutherland, M.D., our Chief Medical Officer and Head of Research and Development Aaron Deykin, M.D., and our Chief Financial and Operating Officer Michael Paul Gray, M.B.A., and our board of directors have significant experience developing and commercializing innovative medicines, with deep expertise in severe asthma and other respiratory diseases.

Our strategy

Our mission is to develop verekitug to be the first approved antagonist of the TSLP receptor to benefit patients suffering from severe inflammatory diseases that are underserved by today’s standard of care. The key components of our strategy to achieve this mission are:

•
Leverage verekitug’s unique mechanism of action to improve the treatment options for millions of patients living with severe inflammatory diseases. Preclinical and early clinical data demonstrate that verekitug is a highly potent inhibitor of the TSLP receptor. Verekitug is, to our knowledge, the only monoclonal antibody currently in clinical development that targets the TSLP receptor. We believe these characteristics will translate into a differentiated profile, including improved clinical outcomes, substantially extended dosing intervals, and the potential to treat for a broad spectrum of TSLP-driven inflammatory diseases. For example, our data support evaluating two extended dosing intervals of 12 and 24 weeks as compared to the current standard of care, including tezepelumab (four-week dosing interval).
•
Advance our ongoing Phase 2 clinical trials for verekitug in severe asthma and CRSwNP. We are currently conducting two separate multi-national, placebo-controlled, randomized Phase 2 clinical trials for verekitug in severe asthma and CRSwNP. We have designed our trials to leverage established biomarkers, clinical trial paradigms and validated regulatory pathways to rapidly generate data to further establish the unique therapeutic profile of verekitug. In addition, these trials have been designed using endpoints that, pending interactions with regulatory authorities, could allow data from these trials to support submissions for product approval. Data from these trials are expected in the second half of 2026 for severe asthma and the second half of 2025 for CRSwNP.
•
Expand the impact of verekitug through initiation of an additional development program in COPD. Dupilumab was recently approved by the FDA as an add-on maintenance treatment of patients with inadequately controlled COPD and an eosinophilic phenotype. Based on this and recent Phase 2a proof-of-concept data from tezepelumab validating the role of TSLP in COPD, we plan to evaluate verekitug for the treatment of COPD. Similar to severe asthma and CRSwNP, we are designing a robust clinical development plan that will allow us to extend verekitug’s unique attributes and impact into COPD. Based on available data from Phase 1 trials with verekitug, we have initiated planning activities for our first clinical trial in COPD and expect to dose the first COPD patient in the second half of 2025.
•
Maximize the potential of verekitug by identifying additional TSLP-driven diseases with high unmet needs that could be addressed by our product candidate. The TSLP signaling pathway is well understood to be either a risk factor for or a key driver of inflammatory diseases across multiple therapeutic areas, including respiratory, dermatology, gastroenterology, nephrology and allergy/immunology. Thus, we believe there is a significant opportunity to expand the impact of verekitug beyond our initial indications of focus in respiratory disease.

Overview of TSLP

TSLP is a member of a class of epithelial cytokines, also including IL-25 and IL-33, commonly referred to as alarmins. In response to various environmental triggers, including viruses, bacteria, allergens, chemical irritants and physical injury, TSLP is produced by the epithelium and can initiate and amplify a wide range of innate and adaptive immune responses including supporting epithelial barrier function, dendritic cell activation, type 2 innate lymphoid cell activation and survival, immune cell recruitment, induction of type 2 responses and regulation of B cell function. Beyond type 2 inflammation, data also support a role for TSLP in propagating non-type 2 inflammatory processes including IL-17 production, modulation of airway structural cells and the promotion of fibrosis. As such, TSLP signaling is a central instigator of multiple downstream biologic pathways relevant to human diseases that are characterized by epithelial inflammation, including asthma, CRSwNP and potentially COPD.

TSLP is primarily produced by epithelial cells, especially in the lung, gastrointestinal tract and skin. Dendritic cells, basophils, mast cells keratinocytes and fibroblasts also produce TSLP with appropriate stimulation. Relevant stimuli include mechanical injury, pro-inflammatory cytokines, allergen proteases and viral infections, among others. The breadth of TSLP effects suggests it is involved in tissue homeostasis and host defense and acts as an early alarm signal for the immune system. TSLP plays a critical role in many diseases, including asthma, allergic diseases and chronic inflammatory diseases.

In addition to type 2 mediators, TSLP has been shown to drive T helper (“Th”) 17 cell polarization of naive CD4 helper cells. As severe asthma phenotypes have been associated with increased Th17 cells and neutrophilic inflammation, in addition to eosinophilic inflammation, interruption of TSLP signaling has the potential to provide benefit to patients whose disease is driven by both type 2 and non-type 2 inflammatory processes. Tezepelumab, an approved antibody against TSLP without restriction to patients with only type 2 inflammation, has been shown to have clinical benefits in patients with severe asthma who do not have elevated type 2 biomarkers as with all other approved therapies.

Beyond its role in inflammation, TSLP also acts on airway structural cells. Airway smooth muscle cells express TSLP receptor and when stimulated by TSLP, they increase production of IL-6 and IL-8. Bronchial fibroblasts also produce TSLP and express TSLP receptor. With TSLP receptor signaling, the bronchial fibroblasts produce collagen, a smooth muscle actin, arginase 1 and transforming growth factor b1. Taken together, this indicates that TSLP plays a pivotal role in promoting structural changes in asthmatic airways. A summary of the TSLP signaling pathway is illustrated in Figure 1 below.

Epithelial cell
Viruses • Allergens • Pollutants • Bacteria
Goblet cell
TSLP
TSLP
TSLP
Dendritic cell
Dendritic cell
Dendritic cell
ILC2
Mast cell
Fibroblast
Cytokines
Th0
Th2
Th0
IL-5
Proteases
Th-17
IL-9
IgE
IL-4 & IL-13
IL-5
IL-17A
Mast cell
B cells
IL-13
Eosinophil
Neutrophil
Fibrosis
Smooth muscle cell
Type 2 Driven Inflammation
Non Type 2 Driven Inflammation
Structural changes

Figure 1: TSLP signaling pathway

TSLP initiates intracellular signaling through the binding of its TSLP receptor and the recruitment of the IL-7 receptor alpha-chain (“IL-7Ra”). TSLP receptor is expressed on many different cell types, including dendritic cells, T and B cells, natural killer T cells, eosinophils, basophils and epithelial cells. Once activated, the TSLP receptor complex then activates a signaling cascade that results in the production of type 2 pro-inflammatory cytokines, including IL-5, IL-9, IL-4 and IL-13. IL-5 is a key cytokine in eosinophilic inflammation. IL-9 is important in allergic inflammation, while IL-4 and IL-13 are both critical to type 2 inflammation.

The role of TSLP in severe asthma, CRSwNP, COPD and related inflammatory diseases

Airway biopsies of people with asthma have shown overexpression of TSLP and type 2 cytokines, particularly in those with severe disease. Type 2 cytokines have enhanced release in the presence of TSLP and therefore are an additional indicator of TSLP expression. Blocking TSLP is expected to reduce type 2 cytokine production by Th2 memory cells, innate lymphoid type 2 cells and mast cells, all of which are involved in inflammation. Additionally, several single nucleotide polymorphisms at the TSLP genomic locus were associated with increased asthma susceptibility or protection.

TSLP may also play a role in the efficacy of corticosteroid treatments for people with asthma. In an animal model, the absence of TSLP signaling results in a significant increase in the anti-inflammatory effects of corticosteroids. These results appear to be relevant for people with asthma as well given that TSLP concentration in the bronchoalveolar lavage (“BAL”) fluid from people with severe asthma were inversely correlated with corticosteroid-mediated inhibition of IL-5 production.

The therapeutic potential of inhibiting TSLP in people with asthma is supported by significant clinical data, including a Phase 3 trial of tezepelumab in adults and adolescents with severe, uncontrolled asthma. Tezepelumab is a fully human monoclonal antibody that binds to the TSLP ligand and prevents its interaction with the TSLP receptor. The study met its primary endpoint of reduction in rate of asthma exacerbations, including for those participants with low blood eos at baseline. The study also met several secondary endpoints showing improvements across multiple measures of disease, including lung function, asthma control and health-related quality of life.

TSLP has been implicated in many diseases beyond asthma as well, as shown in Figure 2 below. While the cause of CRSwNP is not fully understood, the role played by the immune system in the condition has been well studied. CRSwNP is predominantly a type 2 inflammatory response with elevated levels of TSLP. Lung epithelium and submucosa samples from people with COPD also contained a greater number of TSLP mRNA-positive cells and BAL samples from these patients had higher concentration of TSLP compared to healthy samples. TSLP has also been indicated as a driver of atopic dermatitis (“AD”), a chronic inflammatory disease of the skin. TSLP was found to be highly expressed in acute and chronic AD lesions but was undetectable in nonlesional skin. Figure 2 below shows many of the diseases in which TSLP has been implicated, including the three indications we are targeting, severe asthma, CRSwNP and COPD.

* Target indications for verekitug based on our current development strategy

Figure 2: Selected diseases in which TSLP has been shown to play a role

Overview of severe asthma

Disease overview

Asthma is a common disease of the lungs characterized by chronic airway inflammation that is often underdiagnosed and under-treated. With the narrowing of the bronchioles, people with asthma can experience edema or swelling due to fluid accumulation, hyperresponsiveness of the airway resulting in muscle contraction and excess mucus production. People living with asthma experience respiratory symptoms, such as wheeze, shortness of breath, chest tightness and cough, that vary over time and in intensity and also experience airflow limitations mostly with expiration. Asthma attacks can be triggered by infections or environmental irritants.

Approximately 350 million people live with asthma around the world, including more than 25 million Americans. For some people, asthma can simply be a nuisance, for others it can interfere with daily life and potentially even be life-threatening. Of the more than 25 million Americans living with asthma, it is estimated that 5% to 10% suffer from severe asthma. Severe asthma is defined as someone diagnosed with asthma who requires high-dose inhaled corticosteroids in order to control symptoms. Asthma is also considered severe when it is uncontrolled despite proper use of these medications. Individuals who suffer from severe uncontrolled asthma may experience symptoms throughout most days and every night. Their symptoms are also more intense and last for longer periods than with regular asthma. Severe asthma attacks can result in confusion or agitation, being unable to speak in full sentences, a bluish tint to the lips, face or fingernails, rapid breathing and having symptoms that don’t improve after using a rescue inhaler. These attacks can last from hours to days, compared to mild asthma attacks which typically last only a few minutes. In rare instances, severe asthma attacks can result in death.

There are two main categories of severe asthma, type-2 inflammation and non-type-2 inflammation. Both types of asthma are assessed using eos and FeNO as common biomarkers. Type 2 inflammation refers to a specific type of immune response pattern where Th cells release cytokines such as IL-4, IL-5, IL-9 and IL-13 and also promote the formation of anti-immunoglobin E (“IgE”) antibodies. Additionally, certain immune cells, specifically mast cells, basophils and eosinophils, become activated.

Collectively, these cells help to secrete mucus, promote swelling and contract smooth muscle cells, all of which are symptoms of asthma. A high eosinophil blood count is characteristic of type 2 inflammation and an important measure as eosinophils play a vital role in sustaining and enhancing chronic inflammatory asthmatic response. Elevated FeNO levels act as another important measure, as IL-13, mainly secreted by eosinophils, activates the expression of inducible nitric oxide synthase and increases the production of nitric oxide. It is estimated that 55% to 70% of people with severe asthma have type 2 inflammation as a major contributing cause. Understanding of the type 2 inflammation pathway has allowed for the development of targeted therapies for the treatment.

Non-type 2 inflammation asthma is assessed by a lower blood eosinophil count and lower exhaled nitric oxide. It is characterized by Th1 and/or Th17-cell mediated inflammation rather than the Th2-cell mediated inflammation seen in type 2 inflammation. People with non-type 2 asthma typically have poor steroid response and have historically not been candidates for biologic treatments. Recently tezepelumab was approved by the FDA for people with severe asthma irrespective of their blood eosinophil count given the results of the Phase 3 trial showed improvement in asthma symptoms for both type 2 and non-type 2 patient populations.

Overview of current asthma treatments

Asthma cannot be cured, but for many people it can be controlled. The long-term goals of asthma management from a clinical perspective are to achieve good control of symptoms to allow for normal daily activities and to minimize the risk of asthma-related deaths, exacerbations, persistent airflow limitations and side effects.

The standard of care for asthma includes three main categories of treatment:

•
Controller medications, which contain inhaled corticosteroids (“ICS”), are used to reduce airway inflammation, control symptoms and reduce future risks of exacerbations and related decline in lung function. Patients with mild asthma can typically control symptoms as they occur with low-dose ICS. Patients with severe asthma require high doses of ICS and may not be able to control their symptoms even with proper use of inhaler. Importantly, people with non-type 2 inflammation asthma are not responsive to steroid treatment.
•
Reliever medications are provided to all patients for as-needed relief of breakthrough symptoms. These treatments could be ICS-formoterol, ICS-long-acting beta-agonist (“LABA”) or as-needed short-acting beta2 agonist (“SABA”). Over-use of SABA can lead to an increased risk of asthma exacerbations and therefore reducing the need for reliever medications is an important goal in asthma treatment.
•
Biologic therapies for patients with severe asthma whose persistent symptoms and exacerbations are not controlled with high dose controller medications. Add on therapies include biologics such as IgE, anti-IL-4, anti-IL5, anti-IL-13 and anti-TSLP; bronchodilators, such as long-acting muscarinic antagonists (“LAMA”); antibiotics, such as azithromycin; bronchial thermoplasty; and low dose oral corticosteroids. Similar to ICS, people with non-type 2 inflammation asthma do not respond well to most biologic therapies, with the exception of the only currently approved TSLP signaling inhibitor, tezepelumab.

Biologic therapies for severe asthma

In the past few years, several new biologics have been approved by the FDA for the treatment of severe asthma. Most of these therapies work by targeting specific cells or proteins in the body involved in the type 2 inflammatory response triggered with asthma, including eosinophils, IgE and several ILs or their receptors. In clinical trials, biologics have shown to reduce airway hyperactivity and the number of asthma attacks. They may allow for the reduction or even discontinuation of long-term oral steroid use.

Biologics are administered either subcutaneously or intravenously on a bi-weekly, monthly, or bi-monthly basis, depending on the specific product. Table 1 below identifies FDA-approved biologic treatments for asthma and each product’s mechanism of action, specific asthma indication and dosing interval. Despite the efficacy shown in clinical trials, it is estimated that less than 20% of people with severe asthma receive biologic treatment.

FDA approved biologic treatments	Mechanism of action	Type of asthma	Dosing interval
Omalizumab / Xolair	Anti-IgE	Moderate to severe persistent allergic asthma	2 or 4 weeks
Dupilumab / Dupixent	Blocks IL-4 and IL-13	Moderate to severe eosinophilic asthma	2 weeks
Mepolizumab / NUCALA	Blocks IL-5	Severe eosinophilic asthma	4 weeks
Reslizumab / Cinqair			4 weeks (IV)
Benralizumab / Fasenra			8 weeks
Tezepelumab / Tezspire	Blocks TSLP	Severe asthma (without restriction to type 2 patients only)	4 weeks

Table 1: Overview of FDA approved biologic treatments for asthma

Tezepelumab is a human monoclonal antibody that binds to the TSLP ligand and prevents its interaction with the TSLP receptor. While tezepelumab has a different mechanism of action compared to verekitug, which inhibits the TSLP receptor itself, both antibodies work at the same point in the TSLP signaling pathway which is upstream of other competitor biologics currently approved for the treatment of asthma, CRSwNP and COPD. We believe the biologic validation for efficacy in patients with severe asthma without elevated type 2 markers as well as the clinical and regulatory progress of tezepelumab provide a strong rationale for our own development program.

In 2021, the results of a Phase 3 trial of tezepelumab in participants with severe, uncontrolled asthma were published in the New England Journal of Medicine. Participants were dosed every four weeks (“Q4W”) with tezepelumab or placebo. The trial met its primary endpoint of reduction in annualized asthma exacerbation rate (“AAER”) with a 56% reduction in AAER over 52 weeks compared to placebo. Tezepelumab also achieved a statistically significant reduction in AAER in participants with low baseline eosinophil counts. In addition, the study included biomarker endpoints that have been found to be clinically relevant in asthma: change from baseline in eosinophil count and change in baseline in FeNO. Both endpoints showed a significant improvement in the biomarkers with a decrease of 150 cells/µl from baseline for the eosinophil count and a decrease of 17 parts per billion (“ppb”) for baseline for FeNO. There were no clinically meaningful differences in safety results between the tezepelumab and placebo groups. The most frequently reported adverse events were nasopharyngitis, upper respiratory tract infection and headache. As reported in the New England Journal of Medicine, patients who received tezepelumab had fewer exacerbations and better lung function, asthma control and health-related quality of life than those who received placebo. Based on pooled safety data from the clinical trials of tezepelumab, the resulting FDA approved label for Tezspire identifies hypersensitivity reactions following administration as a clinically significant adverse reaction, as well as pharyngitis, arthralgia and back pain as additional adverse reactions that occurred at an incidence of greater than or equal to 3% and more common than the placebo group.

Dupilumab (Q2W), mepolizumab (Q4W), reslizumab (Q4W) and benralizumab (Q8W) are biologics that target cytokines acting downstream of the TSLP receptor. These treatments, which produce a 48% to 81% reduction in asthma exacerbation rates, have all been approved by the FDA for the treatment of asthma, but all have labels that are restricted to people with high eosinophilic levels, thereby limiting their use in a substantial portion of severe asthma patients. We believe this is due to their downstream mechanism which is restricted to the type 2 inflammation pathway.

The clinical program for tezepelumab and other biologics have established clinical endpoints that were found to be acceptable for approval by the FDA, providing a strong rationale for our own development program.

Unmet need for people living with severe asthma

While there are many approved asthma treatments, there remains a significant unmet need for people living with severe asthma. Despite the use of high dose medicines, avoiding triggers and following treatment plans, many people with severe asthma continue to have uncontrolled symptoms.

Severe asthma may impact normal daily activities, resulting in missing work or school and can directly impact a person’s quality of life. People with severe asthma often demonstrate significant reduction of their lung function when tested by spirometry or a pulmonary function test. Despite the fact that severe asthma accounts for a small percentage of people with asthma, half of all asthma-related healthcare costs are attributed to their treatment. In the United States, asthma is responsible for $80 billion in annual costs due to care, absenteeism and mortality. Asthma also results in over 1.0 million emergency department visits each year and over 3,500 deaths per year in the United States alone.

People living with uncontrolled symptoms despite compliance with their treatment plan are in need of options with greater efficacy than those that are currently available. This has the potential to not only better control symptoms and improve quality of life but to also reduce the burden on our healthcare system.

Even though increased medicine adherence leads to better symptoms control and health outcomes, complying with a treatment plan can be challenging for severe asthma patients. A recent study looked at compliance with biologic treatments using proportion days covered (“PDC”) as a surrogate measure for adherence. The study authors set 0.75 as the mark of good adherence. In the first six months of being prescribed a biologic treatment for asthma, only 61% of people achieved a PDC of ≥0.75.

Our internal market research shows that the dosing intervals for currently available biologics do not match the desired dosing interval of the majority of patients. In fact, the current dosing of every 2, 4 or 8 weeks only satisfies approximately one-third of patients according to physician-reported “ideal” dosing interval. Our research shows that approximately 90% of asthma treaters would be highly willing to use verekitug across both Q12W and Q24W dosing intervals, approximately 90% of asthma patients would consider switching to a product with a less-frequent dosing interval and more than 95% of asthma patients are moderately or highly likely to ask their provider about a treatment option with a longer dosing interval. Approximately 85% of asthma treaters believe that the TSLP mechanism of action has high clinical utility and that less-frequent dosing is considered more attractive than all other biologic therapeutics brands.

We believe that by reducing the frequency of dosing we can increase patient compliance with biologic treatments for severe asthma. Additionally, a less frequent dose interval may appeal to patients that are not satisfied with their current treatment plan or are unwilling to take current biologics due to the treatment burden that comes with frequent dosing.

There is also a subpopulation of patients that live with uncontrolled symptoms due to the limitation of currently available treatments. These patients often have an absence of biomarkers associated with type 2 inflammation and, perhaps unsurprisingly, do not respond to treatments that target molecules downstream in the type 2 inflammation pathway. These patients are in need of a highly effective treatment which has a broad impact on the inflammation pathway.

Market opportunity for severe asthma

Asthma is a large and growing market as new treatments become available and diagnoses continue to increase. In 2018, 13% of Americans had been diagnosed with asthma at one point in their lives, which is a 43% increase in total asthma diagnoses compared to 9.1% of Americans in 1999.

The major asthma markets, including the United States, France, Spain, Germany, Italy, the United Kingdom (“UK”) and Japan, have estimated annual sales of approximately $7.5 billion for 2023 with a compound annual growth rate (“CAGR”) of approximately 5.9% through 2032. The United States alone is estimated to have approximately $6.0 billion in asthma market sales for 2023.

Of the more than 50 million people diagnosed with asthma in these major markets, it is estimated that only 440,000 patients are treated with biologics currently, or less than 20% of eligible patients. This creates a significant opportunity for a biologic that meets patients’ needs in terms of efficacy and the reduced burden of a longer dosing interval. We believe the longer dosing interval will increase adherence and potentially provide a treatment option for asthma sufferers who were unwilling to take treatments with more frequent dosing. Additionally, because severe asthma is typically treated by specialty care providers rather than primary care physicians, we believe that commercialization can be successfully executed with a focused strategy and sale force.

In the past several years, six biologic treatments for asthma have been approved by the FDA and five of these have achieved or are projected to achieve greater than $1.0 billion in annual sales by 2025, underscoring the need for new treatments and the large size of the market. Tezepelumab, the most recent of the FDA approvals in asthma, is projected to reach peak global annual sales of over $3.0 billion for severe asthma alone in 2032, and had achieved more than 20% of new to brand share of prescriptions in the United States in its first commercial year.

Taken together, we believe the strength of the biologic market has demonstrated there is room for multiple entrants into the market and the opportunity for rapid acceleration for market share. The opportunity in asthma is shown in Figure 3, which summarizes 2023 estimates of biologics eligible patients and patients treated with biologics. We believe the potency and safety clinical data that we have generated for verekitug to date, along with the expected extended dosing interval, means we are well positioned to capitalize on this market opportunity.

2.5
2
1.5
1
0.5
0
Patients in Millions
2.3M
Japan
EU5
US
440K
Patients Eligible (>12 yrs old) for Biologics
Patients Treated with Biologics

Figure 3: Biologics-eligible vs. currently-treated severe asthma patients

By acting upstream in the signaling pathway, we believe verekitug, similar to tezepelumab, has the potential to treat a broader asthma population than other available biologics. This would address a population that is refractory to existing treatments and in need of new therapies. We believe verekitug has a potency advantage over tezepelumab and will also have an extended dosing interval. Given this, we are confident in the ability of verekitug to gain market share if approved by regulatory agencies.

Overview of CRSwNP

Disease overview

CRSwNP is an inflammatory disease of the upper airway, marked by chronic sinonasal inflammation and the presence of inflammatory polyps in the nasal passages and paranasal sinuses. CRSwNP is associated with significant morbidity and debilitating symptoms, and it is estimated that approximately 900,000 patients in the United States and Europe suffer from this disease.

CRSwNP has four main symptoms: runny nose or postnasal drip, nasal congestion, facial pressure and/or pain and loss of smell and/or taste. Patients may also experience ear pain, sneezing, severe difficulty breathing through the nose and sleep disturbances. These symptoms can have a significant impact on quality of life. It is estimated that 40% to 45% of people with severe asthma also have CRSwNP and that up to 65% of people with CRSwNP also have asthma, demonstrating a strong association between the two conditions and an increase in comorbid asthma severity.

The cause of CRSwNP is not fully understood although the role of the immune system in the condition has been well studied. CRSwNP is predominantly a type 2 inflammatory response with elevated levels of TSLP as well as IL-5, IL-13, eosinophilic granule proteins, eosinophil chemotactic proteins, basophils, innate type 2 lymphoid cells and mast cells. Additional studies have shown that certain populations lack increased eosinophils and have lower levels of IL-5, indicating a non-type 2 inflammatory response as well.

Overview of current CRSwNP treatments

Treatment for CRSwNP often begins with medical management, primarily involving topical corticosteroids and nasal saline irrigations. Intranasal corticosteroids have been shown to decrease nasal polyp size, lessen sinonasal symptoms and improve quality of life. Patients who are unable to manage their symptoms with medical management may undergo sinus surgery; however, polyps and symptoms can recur post-surgery. People with both asthma and CRSwNP are more likely to undergo sinus surgery than those with only CRSwNP.

Recently, biologics targeting the type 2 inflammation pathway have been approved by the FDA as treatments for CRSwNP. Similar to asthma, biologic treatments targeting IgE, IL-5 and IL-4Ra have been approved for CRSwNP. Omalizumab, an

anti-IgE monoclonal antibody, was shown to reduce nasal polyp size and improve symptoms compared to placebo in CRSwNP. Mepolizumab, a humanized anti-IL5 antibody, was shown to reduce nasal polyps and improve sense of smell, post-nasal drip and nasal congestion compared to placebo for CRSwNP patients with severe nasal polyposis refractory to corticosteroid therapy. Dupilumab, a human monoclonal antibody that binds IL-4Ra and inhibits IL-4 and IL-13 signaling, reduced nasal polyp burden and improved nasal symptoms when used in conjunction with intranasal steroids in patients with refractory CRSwNP.

These FDA approvals have established a well-understood regulatory pathway and route to commercialization. The primary endpoints of the trials were similar as well, including reduction in nasal polyp score and nasal congestion/obstruction. The trials recruited a significant proportion of patients with comorbid asthma (58% to 71%) and with prior surgery (58% to 100%), highlighting the benefit that biologics can provide to a broad population of people with CRSwNP.

Unmet need for people living with CRSwNP

While there are several treatments available, there remains a significant disease and treatment burden for people living with CRSwNP. QoL studies show that the burden of living with CRSwNP is comparable to other chronic diseases such as COPD, asthma and diabetes. People with CRSwNP even had significantly worse social functioning scores than those with congestive heart failure. One of the most troublesome symptoms in terms of QoL for people with CRSwNP is loss of smell, which correlates with disease severity.

Beyond the burden of the disease, there are significant risks associated with current standard of care treatments for CRSwNP as well. Corticosteroid use, even in the short term, is associated with an increased risk of acute complications such as sepsis, venous thromboembolism and fracture.

People with serious CRSwNP requiring sinus surgery face an additional burden. While endoscopic sinonasal surgery is generally safe, risk exists with any surgical procedure. Minor complications are reported in 5% of routine endoscopic surgeries and major complications are reported in 0.5% to 1%. Even with a successful surgery, the recurrence rate of CRSwNP ranges from 20% to 60% within 18 months to four years and increases to 79% after 12 years. 37% of patients are found to have revision surgery over a 12-year period, and it is not uncommon for patients to have multiple surgeries. Recurrence is particularly common for people with severe disease, including those also living with asthma or who have undergone prior surgeries. Even with surgery, many people with CRSwNP remain symptomatic. One study reported that 23% of patients continued to have persistent symptoms post-surgery.

The recurrence of symptoms and need for multiple surgeries demonstrates that people living with CRSwNP do not have access to treatments that effectively manage their disease. A therapy with strong efficacy that provides better symptom control is a significant need for this patient population.

Similarly to asthma, our internal market research shows that the less frequent dosing regimen for verekitug would be attractive to both patients and physicians with approximately 75% to 80% of CRSwNP treaters highly willing to use verekitug across Q12W and Q24W dosing intervals, respectively, and approximately 90% of patients would consider switching to a product with a less-frequent dosing interval and more than 95% of CRSwNP patients are moderately or highly likely to ask their provider about a treatment option with a longer dosing interval.

Market opportunity for CRSwNP

In the major markets for CRSwNP, which include the United States, the five major European markets (France, Spain, Germany, Italy and the UK) and Japan, there are an estimated 900,000 people diagnosed with CRSwNP. Sales in these markets are expected to exceed $4.0 billion by 2030. Dupilumab alone has an annual global sales estimate for the treatment of CRSwNP of up to $1.5 billion by 2030 according to third-party research analyst reports.

Of the 900,000 people diagnosed with CRSwNP in the United States, major European markets and Japan, it is estimated that approximately 200,000 adults are eligible for biologics.

We believe there is a significant opportunity for additional biologic entrants into this market given the large unmet medical need that remains as many people with CRSwNP continue to live with uncontrolled symptoms despite surgery, as shown in Figure 4, and corticosteroid treatment.

250
200
150
100
50
0
Patients in Thousands
207K
Japan
EU5
US
Patients Eligible
(> 18 yrs old)
for Biologics

Figure 4: Number of CRSwNP patients eligible for biologics

Overview of COPD

Disease overview

Like asthma, COPD is a chronic inflammatory disease of the airways, associated with airflow worsening and episodic exacerbations that drive morbidity, mortality, and health care utilization. Chronic inflammation causes structural changes within the lungs, narrowing already small airways and damaging lung parenchyma which causes air sacs to lose functionality and decrease lung elasticity. It is typically caused by long-term exposure to irritants, most often cigarette smoke. Air pollution is also a major risk factor, primarily in lower and middle-income countries.

COPD is the third leading cause of death worldwide, causing approximately 3.2 million deaths in 2019. Almost 14.2 million Americans, or 6.5% of the adult population, reported in one study that they have been diagnosed with COPD, however, the true prevalence is likely higher given that more than half of adults with low pulmonary function in another study reported that they were not aware that they had COPD.

People living with COPD may experience daily cough, difficulty breathing, mucus production, chest tightness, wheezing, lack of energy and frequent respiratory infections. Symptoms often don’t appear until significant lung damage has already occurred and will worsen over time. Despite the progressive nature of COPD, good symptom control can be achieved with proper treatment.

With moderate to severe COPD (stages 2 and 3) everyday activities may result in shortness of breath and frequent exacerbations, including increased and discolored phlegm. With very severe, or stage 4, COPD almost any activity results in shortness of breath, which limits mobility and may require supplemental oxygen. People with moderate to very severe COPD are also more likely to acquire lung infections like bronchitis and pneumonia.

Historically, COPD has been considered a disease driven by non-type 2 immune responses. Recently it has been shown that 20% to 40% of COPD patients also exhibit type 2 inflammation. Published research has shown that IL-4 and IL-13, cytokines in the type 2 inflammation pathway, may play a role in COPD pathogenesis. Elevated levels of TSLP have been found in the airways of people with COPD. In bronchial biopsies, TSLP receptor expression was highest in patients with severe COPD compared to healthy controls. Viral infection can also increase TSLP expression in epithelial cells, suggesting the potential role of TSLP in COPD exacerbations.

Overview of current COPD treatments

Currently available treatments for COPD include inhaled steroids to reduce airway inflammation and bronchodilator inhalers to improve airflow. Oxygen and surgery may also be used for some patients with severe COPD. Similar to asthma and CRSwNP, biologics are also being developed as new and potentially transformative treatments, and recently, dupilumab became the first biologic approved for the treatment of COPD.

In May 2023, Phase 3 clinical trial results in the New England Journal of Medicine showed that dupilumab, an anti-IL4Ra antibody, was the first biologic to demonstrate a significant reduction in moderate or severe acute exacerbations of COPD by 30%, when compared to placebo. Additionally, dupilumab also significantly improved lung function at 12 and 52 weeks. On the basis of these data, dupilumab was recently approved by the FDA as an add-on maintenance treatment of patients with inadequately controlled COPD and an eosinophilic phenotype. In May 2024, Phase 2a proof-of-concept data for tezepelumab for the treatment of moderate to very severe COPD were presented at the ATS International Conference. This trial reported a reduction in the frequency of COPD exacerbations that has supported advancement of tezepelumab into Phase 3 development in COPD. The most frequently reported adverse events for tezepelumab were worsening of COPD (12.1%) and incidents of COVID-19 infections (14.5%, trial commenced in July 2019), demonstrating a safety and tolerability profile consistent with that observed for tezepelumab in severe asthma. By contrast, previous trials of biologic agents targeting IL-5 or its receptors have shown mixed results with respect to clinical activity and adverse events. Taken together, these clinical trial data reinforce our plan to develop verekitug for the treatment of COPD.

Unmet need for people living with COPD

COPD is the third leading cause of death worldwide and is also associated with significant morbidity. Population studies have shown among patients hospitalized with COPD, 50% are readmitted in the future and approximately 13% will be hospitalized in a three-year period. In total, 60% of all COPD patients will report some limitations in their daily activity, with 45% being unable to work and 75% complaining of difficulty climbing stairs. These increases in hospitalizations and limitations to daily life are reported despite the currently available treatments. The CDC estimates that approximately 2.0 million to 2.5 million Americans live with moderate-to-severe COPD that is not adequately controlled with current therapeutics.

With the emerging data that type 2 inflammation plays a role in COPD, particularly exacerbations, for a portion of patients, there is a need to develop therapies that can address this patient population whose symptoms are inadequately managed with currently available therapies.

Market opportunity for COPD

Millions of people worldwide continue to suffer from COPD despite currently available treatments, underscoring the large need for more effective treatments for this patient population. Dupilumab, is currently the only biologic approved for the treatment of COPD and others are in late-stage clinical development.

Dupilumab is projected to reach peak sales of approximately $4.0 billion in COPD, while only penetrating 20% of the market, according to third-party research analyst reports. Tezepelumab, which recently shared positive Phase 2a data indicating it may be effective in patients with eosinophil counts at 150 or greater, is projected to have annual peak sales in the United States of $6.0 billion to $10.0 billion according to third-party research analyst reports, given the broader patient population it may be able to address.

Given the size of the COPD patient population, high rates of morbidity and mortality despite currently available treatments, we believe COPD represents one of the largest unmet needs worldwide.

Verekitug, the only known antagonist of the TSLP receptor currently in clinical development

Our product candidate, verekitug, is a novel recombinant fully human IgG1 monoclonal antibody that we are developing as a potential treatment for multiple inflammation-related diseases across a broad spectrum of patients. Verekitug binds to the TSLP receptor and inhibits its signaling, and to our knowledge, it is the only monoclonal antibody that targets and inhibits the TSLP receptor currently in clinical development. TSLP is a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. In preclinical studies, which were not designed to support formal statistical comparisons, verekitug demonstrated very high occupancy of the TSLP receptor and potent inhibition of TSLP signaling. Additionally, verekitug inhibited cytokine production from CD4+ T cells, suggesting that it may be effective against both type 2 and non-type 2 inflammation. Currently available biologics that target cytokines downstream of TSLP appear to only be effective against type 2 inflammation.

In May 2024, we presented full proof-of-concept data from our randomized, double-blind, placebo-controlled Phase 1b MAD clinical trial in asthma patients demonstrating that dosing with verekitug led to rapid and complete TSLP receptor occupancy, and reductions in disease-related biomarkers, FeNO and blood eos, that were rapid, substantial and sustained for up to 24 weeks after the last dose. This study also demonstrated that verekitug is significantly more potent than tezepelumab (based on published tezepelumab data), which, combined with verekitug’s PK profile, enables an extended dosing interval of up to 24 weeks, compared to tezepelumab (four-week dosing interval). Furthermore, clinical data from our MAD trial indicate an approximately 50% greater effect on FeNO than has previously been reported for tezepelumab. We have not conducted head-to-head clinical studies of verekitug against tezepelumab, and note that ongoing and future clinical trials for verekitug may produce differing clinical activity and tolerability results. Three Phase 1 clinical trials have been completed for verekitug across a total of 120 participants, including 32 patients with asthma. In the Phase 1 SAD trial in healthy volunteers, verekitug demonstrated a favorable tolerability profile with no drug-related serious treatment-emergent adverse events, dose proportional pharmacokinetics and a pharmacodynamic effect consistent with TSLP antagonism.

Verekitug’s preclinical and clinical data suggest:

1. Verekitug is an extremely potent inhibitor of TSLP signaling.

2. Verekitug’s potency translates to a significant impact on biomarkers of severe asthma which are correlated with both disease severity and treatment response. Based on these clinical data verekitug’s potency is more than 300-fold greater than that reported for tezepelumab.

3. Verekitug’s potency enables an extended dosing interval of up to 24 weeks, currently being investigated in our Phase 2 clinical trial in people with severe asthma.

Based on the consistency from preclinical to clinical results as well as the potent inhibition of TSLP signaling, we believe verekitug has the potential to be a best-in-class treatment for severe asthma, CRSwNP, COPD and other inflammatory diseases.

Epithelial cell
Viruses • Allergens • Pollutants • Bacteria
Goblet cell
TSLP
TSLP
TSLP
Dendritic cell
Dendritic cell
ILC2
Dendritic cell
Mast cell
Fibroblast
Cytokines
Th0
Th2
Th0
Proteases
IL-5
Th-17
Xolair
Omalizumab
IgE
IL-9
Fasenra
(benralizumab)
Nucala
(mepolizumab)
DUPIXENT
(dupilumab) Injection
Mast cell
IL-4 & IL-13
IL-5
IL-17A
B cells
IL-13
Eosinophil
Neutrophil
Fibrosis
Smooth muscle cell
Type 2 Driven Inflammation
Non Type 2 Driven Inflammation
Structural changes

Figure 5: Verekitug neutralizes TSLP, a cytokine upstream of those targeted by existing biologics

Preclinical data

Target engagement and inhibition

In preclinical studies conducted by Astellas, which were not designed to support formal statistical comparisons, verekitug was able to efficiently bind and inhibit the TSLP receptor.

Verekitug inhibited the interaction between TSLP and TSLP receptor in a dose-dependent manner with a 50% inhibitory concentration (“IC50”) of 208 ng/mL and a 90% inhibitory concentration (IC90) of 462 ng/mL. Verekitug also inhibited

TSLP-induced proliferation of Ba/F3 cells (IC50 = 90.7 ng/mL, IC90 = 200 ng/mL). Studies also showed that verekitug inhibited TSLP-induced production of CCL-17 in a human cell line in a dose dependent manner.

These studies were conducted using tezepelumab as an active comparator. Across multiple experiments, verekitug was found to be at least more than four times more potent based on the IC50 and IC90 values for both the Ba/F3 cell proliferation and CCL17 production assays.

The IC90 values from the in vitro assays suggest a target trough concentration of approximately 0.3 µg/mL as an effective dose for verekitug. These results, as shown in Figure 6 below, underscore the potency of verekitug and the potential for sufficient efficacy even at low drug concentrations.

Figure 6: Left panel: In a competitive ELISA study, verekitug was shown to inhibit the interaction between TSLP and TSLP receptor in a dose-dependent manner. Right panel: Ba/F3 cells were co-transfected with human IL-7Ra and TSLP receptor. When treated with verekitug, inhibition of TSLP-induced proliferation was seen.

Toxicology

The safety of verekitug has been evaluated in multiple in vitro and in vivo studies conducted by Astellas. In single-dose toxicity studies, doses up to 50 mg/kg were not associated with system toxicity findings and verekitug showed no discernible subcutaneous irritation at the injection site in cynomolgus monkeys. Repeat-dose toxicology studies of 4-, 13- and 26-weeks duration were conducted in cynomolgus monkeys. In the 26-week study, dose levels of 25, 50 and 100 mg/kg once weekly were evaluated with no treatment-related findings seen for: clinical signs, body weight, food consumption, ophthalmology, electrocardiography, urinalysis, hematology, blood chemistry, gross pathology, organ weights or histopathology.

Clinical data

Phase 1 SAD clinical trial design

Verekitug was investigated in a Phase 1 SAD clinical trial conducted by Astellas, which enrolled 56 healthy volunteers aged 18 to 55. The primary objective of the study was safety, tolerability and PK following single intravenous (“IV”) and subcutaneous (“SC”) doses of verekitug. Secondary and exploratory objectives were absolute bioavailability following a single SC dose and PD following single IV and SC doses.

Participants were randomized three to one to verekitug or placebo. In the first six cohorts, verekitug was delivered via IV in ascending doses beginning at 0.03 mg/kg and ending at 10 mg/kg. The final cohort was a 1 mg/kg SC dose. Figure 7 below summarizes the Phase 1 SAD trial design.

BMI, body mass index; IV, intravenous; PD, pharmacodynamics; PK, pharmacokinetics; R, randomization; SC, subcutaneous; ULN, upper limit of normal.

Figure 7: Trial design schematic for Phase 1 SAD trial

Phase 1 SAD clinical trial safety and tolerability data

We presented the results from the Phase 1 SAD clinical trial of verekitug at the ATS International Conference in May 2023. The data showed a favorable tolerability profile at all dose levels in healthy participants.

As summarized in Figure 8 below, treatment-emergent adverse events (“TEAEs”) were reported by 21 of 42 participants receiving verekitug (50%) and 3 of 14 (21%) participants receiving placebo. The majority of TEAEs were mild in severity and less than half of all reported TEAEs were considered to be related to the study drug. There was no clinically relevant increase in the frequency of TEAEs with the increase of dose. No drug-related serious TEAEs occurred during the study. One participant experienced a serious TEAE of nephrolithiasis which was deemed not related to the study drug by the investigator. The most frequently reported TEAEs were headache and dysmenorrhea (menstrual cramps).

No clinically relevant trends in clinical laboratory analyses, including hematology, biochemistry and urinalysis, were seen. Additionally, there were no clinically relevant trends in vital signs, physical assessments or electrocardiograms (“ECGs”) detected. No injection site reactions were reported at the SC dose given in the final cohort.

ADAs were detected in 13 participants dosed with verekitug. Titers were low, less than 129, and the presence of ADAs did not significantly impact the serum PK profile in these individuals.

Data indicated are number and percentage of subjects with specific TEAEs. Multiple occurrences of the same AE in the same subject are not reflected.

a Defined as any adverse event that started or worsened in severity after dose of study drug through end of study.

b Possible or probable, as assessed by the investigator or records where relationship was missing.

c Included serious adverse events upgraded by the sponsor based on review of the sponsor’s list of Always Serious terms, if any upgrade was done.

IV, intravenous; SC, subcutaneous; SOC, System Organ Class (per MedDRA v18.1); TEAE, treatment-emergent adverse event.

Figure 8: Incidence of treatment-emergent adverse events by cohort

Phase 1 SAD clinical trial PK data

In the six IV cohorts, there was a linear and dose-proportional increase in maximum serum concentration (“Cmax”) and total drug exposure over time (area under the curve) over the 0.1-10 mg/kg dose range. The mean terminal half-life was approximately 20 days for the 1, 3 and 10 mg/kg IV dose groups.

There was evidence of more rapid elimination of verekitug at serum concentrations below approximately 1.0 µg/mL, which may be attributed to target mediated drug disposition. Target-mediated drug disposition occurs when a drug binds with such high affinity to its pharmacological target site, in this case TSLP receptor, that it affects its PK characteristics. The PK profile of verekitug was linear and dose-proportional at concentrations exceeding the conservatively estimated therapeutic threshold (1.0 µg/mL). Figure 9 below illustrates the PK profiles for the six IV cohorts and one SC cohort in our Phase 1 SAD trial.

a Projected conservative therapeutic threshold at time of study

Figure 9: Single dose PK profiles for six IV cohorts and one SC cohort

Data from the SC cohort showed the absolute bioavailability after a dose of 1 mg/kg of verekitug was approximately 70%. A PK model fitted to the single dose SC PK data was used to predict the PK profiles after repeat SC administration at different dose levels and dose intervals, as illustrated in Figure 10 below. The then-anticipated therapeutic threshold concentration (1.0 µg/mL), conservatively estimated as a 1⁄2-log escalation from the 0.3 µg/mL concentration derived from in vitro pharmacology assays, was predicted to be maintained with a 12-week dosing interval.

a Projected conservative therapeutic threshold at time of study

Figure 10: Simulated PK profiles for repeated SC administration based on Phase 1 SAD clinical trial data

Phase 1b MAD clinical trial design

We conducted a multicenter, randomized, double-blind, placebo-controlled Phase 1b MAD clinical trial of verekitug in asthma patients. The trial enrolled 32 adult participants aged 18 to 60 with mild to moderate asthma across four dosing cohorts. The primary objective of the study was to assess the safety and tolerability of verekitug. Secondary objectives included assessments of TSLP receptor occupancy, immunogenicity and PK, and exploratory objectives included assessments of PD.

Participants were randomized three to one verekitug to placebo. In the first two cohorts, participants were dosed subcutaneously every four weeks (Q4W, three total doses) with 100 mg and 200 mg of verekitug, respectively. Participants in the third cohort were dosed subcutaneously with 300 mg every 12 weeks (Q12W, two total doses). The final cohort was a single low dose of 25 mg subcutaneously. The 32-week trial included an observation period of up to 24 weeks after the last dose in the multi-dose cohorts. Figure 11 below summarizes this trial design.

PD, pharmacodynamics; PK, pharmacokinetics; SC, subcutaneous; PBO, placebo

Figure 11: Trial design schematic for Phase 1b MAD trial

Phase 1b MAD safety and tolerability data

Similar to the Phase 1 SAD clinical trial, the data from the Phase 1b MAD clinical trial showed a favorable tolerability profile for verekitug at all dose levels.

As summarized in Figure 12 below, TEAEs were reported by 21 of 24 (87.5%) participants receiving verekitug and 7 of 8 (87.5%) patients receiving placebo. TEAEs were mild to moderate in severity with no severe TEAEs reported. Over 90% of the TEAEs were deemed unrelated to study drug. There were no reported serious TEAEs and there were no withdrawals from the trial or treatment discontinuations due to TEAEs. The most frequently reported TEAE was headache. Several participants had mild, short-lived and self-limited injection site reactions; none were reported as an adverse event.

There were no clinically relevant trends observed in clinical laboratory analyses, including hematology, biochemistry and urinalysis. Additionally, there were no clinically relevant trends in vital signs, physical assessments or ECGs were observed. There was no clinically relevant immunogenicity observed in the trial.

Figure 12: Treatment emergent adverse events observed in Phase 1b MAD clinical trial

PK/PD data demonstrated substantial and sustained receptor occupancy and biomarker suppression, supporting dosing intervals of up to Q24W

We observed a desirable pharmacokinetics profile for verekitug that is supportive of extended dosing intervals up to every 24 weeks. In the first three cohorts, there was a dose-dependent increase in verekitug exposure with increasing dose levels across 100 mg Q4W (three total doses), 200 mg dosed Q4W (three total doses) and 300 mg dosed Q12W (two total doses). However, given serum concentrations for the first three cohorts remained above the projected therapeutic threshold, a single dose administration (25 mg) cohort was included to generate data in support of PK/PD.

As shown in Figure 13, observed mean serum concentrations from the Phase 1b MAD study replicated the modeled PK from the Phase 1 SAD clinical trial in healthy volunteers.

Symbols: observed mean values from Phase 1b MAD study; Solid lines: predicted PK from Phase 1 SAD clinical trial in healthy volunteers; LLOQ: lower limit of PK quantification

Figure 13: Post-dose serum concentration of verekitug for each Phase 1b MAD cohort, overlayed with PK model based on Phase 1 SAD trial data

We demonstrated that dosing with verekitug led to rapid and complete TSLP receptor occupancy and reductions in FeNO and eos that were rapid, substantial and sustained for up to 24 weeks after last dose.

The pharmacodynamics of verekitug were assessed over the 32-week observation period by measuring TSLP receptor occupancy in CD14+ monocytes. As summarized in Figure 14 below, the first three cohorts (verekitug doses ≥100 mg) had substantial occupancy through the end of the observation period. The fourth single low dose cohort, added to interrogate the minimal concentration required to maintain full receptor saturation, produced substantial occupancy for 12 to 16 weeks supporting the high potency of verekitug at low doses. All cohorts demonstrated 100% TSLP receptor occupancy by verekitug within two weeks after first dose.

Receptor Occupancy (% cells)
150
100
50
0
-50
% Free TSLP receptors (mean ± SEM)
0
4
8
12
16
20
24
28
32
Elapsed Time (Weeks)
Placebo
100 mg Q4W
200 mg Q4W
300 mg Q12W
25 mg X1
Dosing

Figure 14: Percent of free TSLP receptors for each Phase 1b MAD cohort compared to placebo over 32 weeks

As shown in Figures 15A and 15B below, reductions in blood eos and FeNO levels were rapid, substantial and sustained. Additionally, these key disease-related biomarkers remained below baseline in all cohorts receiving ≥100 mg of verekitug through the 32-week observation period, up to 24 weeks past the last dose. In the single low dose cohort, blood eos and FeNO levels remained below baseline for 18 and 20 weeks of observation, respectively. The loss of the suppression of biomarkers in this cohort, which occurred shortly after the loss of receptor saturation, allowed determination of the minimal concentration required for the efficacy of verekitug.

Blood Eosinophils

Placebo
100mg Q4W x3
200mg Q4W x3
300mg Q12W x2
25mg x1
Eosinophils (cells/µl)
Elapsed Time (Weeks)
0
100
200
300
400
500
0
4
8
12
16
20
24
28
32

Dashed line = baseline value

Data presented as mean ± SE; n = 6-8 subjects (mild-moderate asthmatics)

Figure 15A: Levels of blood eosinophils compared to baseline for each cohort in Phase 1b MAD trial over 32 weeks

FeNO (ppb)

Placebo
100mg Q4W x3
200mg Q4W x3
300mg Q12W x2
25mg x1
FeNO (ppb)
Elapsed Time (Weeks)
80
60
40
20
0
4
8
12
16
20
24
28
32

Dashed line = baseline value

Data presented as mean ± SE; n = 6-8 subjects (mild-moderate asthmatics)

Figure 15B: Levels of fraction of exhaled nitric oxide (right column) compared to baseline for each cohort in the Phase 1b MAD trial over 32 weeks

Patients receiving verekitug doses of 100 mg or greater experienced reductions in blood eos of up to 52% and FeNO reductions of up to 49% at 32 weeks. As seen in Figure 16 below, at week 12, the change from baseline in blood eos was -164 cells/µl for cohort 1, -204 cells/µl for cohort 2, and -77 cells/µl for cohort 3. Of note, cohort 3 had a lower baseline value for blood eos which may affect the absolute value change from baseline. For context, dupilumab has been observed to increase blood eos by approximately 30%, whereas mepolizumab (an eosinophil depleter) has been observed to reduce blood eos by 84%. In these same patients, the change from baseline in FeNO at week 12 was -28 ppb (a -54% change from baseline) for cohort 1, -47 ppb (a -51% change from baseline) for cohort 2 and -37 ppb (a -51% change from baseline) for cohort 3. The Phase 2 and 3 trials of tezepelumab in severe asthma reported a less substantial effect on FeNO, with a change from baseline in FeNO at week 12 of -17 ppb (a -25% change from baseline). Dupilumab’s effect on FeNO has been observed to be similar to that of tezepelumab, at an approximately -27% change from baseline, whereas mepolizumab has been observed to have no effect on FeNO. These data are presented for reference purposes only and do not represent results of head-to-head comparative studies among these product candidates or relative to verekitug. Differences exist between trial designs, subject characteristics and timing of data, and caution should be exercised when comparing data across studies.

For the pharmacodynamic population, data collected after the dosing pause were excluded (n=2 in 100 mg cohort after Week 8 and n=2 mg cohort after Week 4).

a Data from the placebo groups in all cohorts were pooled for analysis.

FeNo, fractional exhaled nitric oxide; Q4W, every 4 weeks; Q12, every 12 weeks; SEM, standard error of mean.

Figure 16: Percent change from baseline through 32 weeks in eosinophils (left) and fraction of exhaled nitric oxide (right)

Our PK/PD modeling of the data generated in the Phase 1b MAD trial, as summarized in Figure 17 below, provides clinical proof-of-concept that verekitug has high potency in asthma patients. In particular, the potency of verekitug as assessed by suppression of FeNO is substantially greater than that reported for tezepelumab. Indeed, the half-maximal effective concentration (“EC50”) of verekitug, 0.008 µg/ml is 300-fold lower than that of tezepelumab, an anti-TSLP ligand antibody approved for use in severe asthma.

a No head-to-head clinical studies have been conducted. Differences exist between modeled data and trial design, and caution should be exercised when comparing data across studies.

Figure 17: Maximal, 50% and 90% effective concentrations of verekitug

Data from the Phase 1 SAD and Phase 1b MAD clinical trials enabled for further PK simulations of verekitug to determine the doses for a Phase 2 clinical trial, as shown in Figure 18 below. Doses of 100 mg Q12W SC and 400 mg SC every 24 weeks (Q24W) were projected to sustain serum concentrations of verekitug above the MAD-derived FeNO EC90 of 0.07 mg/L that was established in the MAD study for the entirely of the dosing interval, including at trough. For this reason, these doses are being tested in our Phase 2 trial in severe asthma.

Figure 18: PK simulations of verekitug. Solid line = median, Shadow = 5-95 percentile prediction range

Japan PK trial

We also completed a third Phase 1 clinical trial of verekitug to support clinical development in Japan and other Asian countries. This study was an open-label, single dose, randomized PK and safety study to enable a comparison of verekitug’s profile in Japanese vs. non-Japanese/non-East Asian participants. The study enrolled 32 healthy adult volunteers with eight participants in each of four treatment groups. Three cohorts (100 mg, 200 mg, 300 mg dose) were enrolled with Japanese participants and the fourth cohort enrolled solely non-Japanese/non-East Asian participants. The study showed a comparable verekitug PK profile between the two groups.

Summary of clinical results

To date, verekitug has demonstrated a favorable tolerability profile and unique pharmacology that is consistent across preclinical and clinical studies. The high potency seen in preclinical studies, which were not designed to support formal statistical comparisons, has accompanied clinical evidence of rapid and complete TSLP receptor occupancy, and reductions in disease-associated biomarkers, including FeNO and eos, that were rapid, substantial and sustained for up to 24 weeks after the last dose. These data underpin our clinical development strategy for verekitug in severe asthma and CRSwNP and support our Phase 2 trial designs investigating 12- and 24-week dosing.

Ongoing and planned clinical trials

We are currently enrolling one Phase 2 clinical trial of verekitug for the treatment of severe asthma, have completed enrollment for a Phase 2 clinical trial of verekitug for the treatment of CRSwNP, and have initiated planning activities for a Phase 2b clinical trial in COPD with the expectation of dosing the first COPD patient in the second half of 2025.

Severe asthma

VALIANT is a Phase 2 multicenter, randomized, placebo-controlled, parallel group clinical trial to assess the efficacy and safety of verekitug in participants with severe asthma. We expect to enroll an estimated 436 adults, aged 18 to 80 years, that will be randomized 1:1:1:1 to receive verekitug at doses of 100 mg Q12W, 400 mg Q24W and 100 mg Q24W and placebo administered SC.

The primary endpoint of the trial is annual AAER measured up to week 60. This primary endpoint has been used in several registrational trials for other biologic treatments for asthma. The trial’s secondary endpoints include the following changes from baseline to week 60: forced expiratory volume in one second of pre-bronchodilator, change in FeNO, change in asthma control questionnaire-6, and characterization of safety. We have designed this trial using endpoints that, pending interactions with regulatory authorities, could allow data from this trial to support submissions for product approval.

We previously announced initiation of this trial in March 2024 and, based on the current rate of enrollment, expect to announce top-line data in the second half of 2026. Certain adult patients with severe asthma who complete the Phase 2 VALIANT study will subsequently be enrolled in VALOUR, a Phase 2 long-term safety and efficacy study of verekitug, which is anticipated to initiate in the first half of 2025.

CRSwNP

VIBRANT is a Phase 2 multicenter, randomized, placebo-controlled, parallel group clinical trial designed to assess the efficacy and safety of verekitug in adult participants, aged 18 to 85 years, with CRSwNP. Eighty-one adults were enrolled in the study and have been randomized to receive either 100 mg Q12W of verekitug or placebo administered SC over a 24-week treatment period.

The primary endpoint of the trial is change from baseline in nasal polyp score (“NPS”) at week 24. This primary endpoint has been used in several registrational trials for other biologic treatments for CRSwNP. The secondary endpoints include the following changes from baseline to week 24: nasal congestion score evaluated by the nasal polyposis symptom diary (“NPSD”), opacification of sinuses measured by Lund Mackay Score, difficulty with sense of smell evaluated by the NPSD, percentage of participants requiring systemic corticosteroids or NP surgery, time to NP surgery and/or time to systemic corticosteroids for NP, NPSD – Total Symptom Score, and characterization of safety. We have designed this trial using endpoints that, pending interactions with regulatory authorities, could allow data from this trial to support submissions for product approval.

We previously announced initiation of this trial in January 2024 and expect to announce top-line data in the second half of 2025.

COPD

Based on available data from Phase 1 trials with verekitug, we have initiated planning activities for VENTURE, a Phase 2b multicenter, randomized, placebo-controlled, parallel group clinical trial designed to assess the efficacy and safety of verekitug in participants with uncontrolled COPD. The primary analysis population will include patients with elevated eos. Subjects will be randomized 1:1:1 to receive verekitug at doses of 100 mg Q12W, 400 mg Q24W and placebo administered SC. Given verekitug’s potency, we also plan to enroll a subset of patients without elevated eos at baseline to explore the potential for efficacy in this expanded population.

Aligned with recent registrational trials of biologics in this condition, the primary endpoint will be the annualized COPD exacerbation rate, which we plan to assess over at least 60 weeks. Additional planned secondary endpoints will capture elements of COPD that are important to patients and have been used in previous Phase 3 studies, including lung function, patient symptoms and quality of life as reflected by the St. George’s Respiratory Questionnaire, and characterization of safety. We have designed this trial using endpoints that, pending interactions with regulatory authorities, could allow data from this trial to support submissions for product approval.

We expect to dose the first COPD patient in the second half of 2025.

Future opportunities

Research has shown TSLP to be either a risk factor for or a key driver of inflammatory diseases across several therapeutic areas, including respiratory, gastroenterology, dermatology, nephrology and allergy/immunology. Thus, we believe there is a significant opportunity to expand the impact of verekitug beyond severe respiratory diseases, including dermatology (e.g., atopic dermatitis) and gastroenterology. For example, other TSLP pathway-directed biologics are pursuing indications such as chronic urticaria, bullous pemphigoid, chronic pruritis and eosinophilic esophagitis. In parallel to conducting our own preclinical work in target indications, we will carefully monitor the results of these trials which have the potential to inform our selection of future indications for verekitug.

Manufacturing and supply

Our current strategy is to outsource all manufacturing of verekitug or any other potential future product candidates to third parties. We leverage third-party manufacturers to support the manufacturing of verekitug for clinical trials and, if we receive regulatory approval, we intend to rely on such third parties for commercial manufacture. We have manufactured sufficient supply for our two ongoing Phase 2 trials as well as our planned COPD trial. We do not own or operate any manufacturing facilities for the production of clinical or commercial quantities of verekitug or any other potential future product candidates. We believe this strategy will enable us to maintain a nimble, efficient and effective working model without making significant internal capital investments. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have any long-term supply agreements in place. In order to de-risk our supply chain, and as we advance toward potential commercialization, we intend to enter into long-term supply agreements as well as evaluate additional product manufacturing sources.

We rely, and expect to continue to rely, on third-party manufacturers to provide all of the active pharmaceutical ingredients and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies in compliance with FDA and other foreign regulatory requirements, and on contract development and manufacturing organizations (“CDMOs”) to manufacture and supply our preclinical and clinical materials. We have made technical development a major focus of our efforts and have worked to improve the formulation and manufacturing process in place at the time of our acquisition of verekitug in 2021. This effort has resulted in a greater than 6-fold improvement in the concentration of the formulation of verekitug, from 30 mg/mL to 200 mg/mL, which has enabled the ability to employ both a 0.5mL (100 mg) and a 2.0mL (400 mg) SC injection in our severe asthma Phase 2 clinical trial. These 0.5mL and 2.0mL injection volumes are comparable to or smaller than those of other biologics approved for the treatment of severe asthma, including tezepelumab (1.91mL), dupilumab (2.0mL) and mepolizumab (1.0mL). These process improvements have led to an approximately 35% increase in yield as well, while maintaining comparable product quality.

We have personnel with significant technical, manufacturing, analytical, quality, regulatory, including current Good Manufacturing Practices (“cGMP”), and project management experience to oversee our third-party manufacturers and to manage manufacturing and quality data and information for regulatory compliance purposes. At the appropriate time, we will determine whether to establish in-house manufacturing capabilities or continue to rely on third parties to manufacture commercial quantities for verekitug or any future products for which we may successfully develop and obtain regulatory approval.

Competition

The biopharmaceutical industry is characterized by rapid advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with verekitug. Verekitug and any future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Our competitors include larger and better-funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities, governmental agencies and other public and private research institutions who may be active in research in our target indications and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, and our inability to compete successfully could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing intellectual property related to new product candidates, as well as entering into collaborations, joint ventures, license agreements and other similar arrangements. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Existing therapeutics for asthma include controller medications, reliever medications and more recently, biologics from Genentech, Inc. (“Genentech”) and Novartis Pharmaceuticals Corporation (“Novartis”) (Xolair), Sanofi and Regeneron (Dupixent), GlaxoSmithKline (“GSK”) (Nucala), AstraZeneca (Fasenra), and Amgen and AstraZeneca (Tezspire). Existing therapeutics for CRSwNP include topical corticosteroids, nasal saline irrigations and more recently, biologics from Genentech and Novartis (Xolair), Sanofi and Regeneron (Dupixent) and GSK (Nucala). Existing therapeutics for COPD include inhaled steroids and bronchodilator inhalers and more recently, a biologic from Sanofi and Regeneron (Dupixent). A biologic targeting the TSLP ligand is also in development by Amgen and AstraZeneca (Tezspire).

While there are numerous biologics approved for the treatment of severe asthma, tezepelumab, a monoclonal antibody targeting the TSLP ligand, is the first and only treatment for severe asthma without any biomarker limitation. To our knowledge, verekitug is the only monoclonal antibody currently in clinical development that targets and inhibits the TSLP receptor.

If we successfully obtain approval for verekitug and any future product candidates, we believe that the key competitive factors that will affect the success of these candidates will be efficacy, safety, tolerability, convenience, price, the level of generic competition and the availability of reimbursement from commercial, government and other third-party payors relative to such competing products. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are superior in one or more of these categories. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we do, which could result in our competitors establishing a strong market position before we are able to enter the market.

Intellectual property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We may also rely on trademarks, copyrights and trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary and intellectual property position. We additionally may rely on regulatory and other protections afforded through data exclusivity, market exclusivity and patent term extensions, where available.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and trade secrets related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for biotechnology and pharmaceutical companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Verekitug program

We own 12 patent families directed to verekitug. A first patent family is directed to compositions of matter of verekitug and methods of using the same for treating asthma and expire in 2034, without taking any potential patent term extension into account. As of March 5, 2025, this first patent family has two issued U.S. patents, 20 issued patents in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, a European patent (validated in Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, Great Britain, Greece, Hungary, Croatia, Ireland, Iceland, Italy, Liechtenstein, Latvia, Lithuania, Luxembourg, Monaco, Malta, Macedonia, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, and Turkey), Hong Kong, Indonesia, Israel, India, Japan, South Korea,

Malaysia, Mexico, Philippines, Russia, Singapore, Taiwan, Ukraine, Vietnam and South Africa, and one pending application in Thailand. A second patent family is directed to certain pharmaceutical formulations comprising verekitug and methods of treating humans with asthma with such formulations, which expire in 2037, without taking any potential patent term extension into account. As of March 5, 2025, this second family includes two issued U.S. patents, one pending U.S. non-provisional application, 11 issued patents in foreign jurisdictions, including China, Hong Kong, Europe (to be validated in various European countries), two in Japan, Macao, Mexico, Philippines, Russia, Singapore, and two in Taiwan, and 7 pending applications in foreign jurisdictions, including in Canada, Europe, Indonesia, South Korea, Singapore, Thailand, and Vietnam, of which Canada, South Korea, and Vietnam have been allowed. The third patent family is directed to certain formulations that could be used with verekitug and methods of using the same and which expire in 2042, without taking any potential patent term extension into account. As of March 5, 2025, this third family has an issued U.S. patent, one pending U.S. non-provisional application, two applications pending in foreign jurisdictions, Taiwan and Argentina, and one pending PCT application. The other nine patent families are directed to methods of using verekitug and comprise 9 pending U.S. provisional patent applications. Should any patents issue based on these other nine patent families they would expire in 2045, without taking any potential patent term extension into account.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

In addition to patent protection, we also rely on know-how and trade secret protection for our proprietary information to develop and maintain our proprietary position. However, trade secrets can be difficult to protect. Although we take steps to protect our proprietary information, including restricting access to our premises and our confidential information, as well as entering into agreements with our employees, consultants, advisors and potential collaborators, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our know-how, trade secrets, and other proprietary information.

In addition, we plan to rely on regulatory protection based on orphan drug exclusivities, data exclusivities, and market exclusivities. See the section titled “—Government regulation” below for additional information.

Asset purchase and license agreements

Asset acquisition from Astellas

In October 2021, we entered into an asset purchase agreement with Astellas Pharma, Inc. (“Astellas”), which we refer to as the “Astellas Asset Purchase Agreement.” Pursuant to the Astellas Asset Purchase Agreement, we purchased from Astellas the compound designated by Astellas as ASP7266 (the “Compound”), the corresponding patent rights and any unregistered intellectual property rights, inventory related to the Compound, documents, data and copies of all filings and material correspondence with regulatory agencies (and the data included therein), and obtained an exclusive license under certain processes and methods of manufacture, testing, qualifying and use of the Compound to manufacture the Compound, with an upfront cash payment of $81.1 million. The Compound was renamed by us as verekitug (UPB-101). There are no future payments owed to Astellas under the Astellas Asset Purchase Agreement.

Related letter agreement with Astellas and Regeneron

In connection with the Astellas Asset Purchase Agreement, we concurrently entered into a letter agreement with Astellas and Regeneron Pharmaceuticals, Inc. (“Regeneron”), which we refer to as the “Regeneron Letter Agreement.” The Regeneron Letter Agreement relates to a prior Non-Exclusive License and Material Transfer Agreement (the “Terminated Regeneron License Agreement”) that Regeneron and Astellas entered into in March 2007, as amended in July 2010 and subsequently terminated in

June 2018, subject to certain surviving rights and obligations of both Regeneron and Astellas. Under the Terminated Regeneron License Agreement, Astellas utilized Regeneron’s human antibody technology in its internal research programs to discover certain product candidates, including the Compound, which it sold to us under the Astellas Asset Purchase Agreement.

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

Exclusive license agreement with Maruho

In October 2021, we entered into a license agreement with Maruho Co., Ltd. (“Maruho”), as amended on May 30, 2023, which we refer to as the “Maruho License Agreement,” under which we granted to Maruho an exclusive, irrevocable, perpetual, royalty-free, sublicensable (subject to our right of first negotiation as described below) license. The license was under certain intellectual property rights controlled by us or our affiliates to research, develop, manufacture via a third party contract manufacturer, sell and import any pharmaceutical, biologic or medical device product (or any combination thereof), which (i) was or is developed by or on behalf of us or our affiliates, and (ii) incorporates or uses the compound designated by Astellas as ASP7266 in Japan (collectively, the “Maruho License Product”).

Pursuant to the Maruho License Agreement, we are responsible for and control the global research and development of the Maruho License Product, including in Japan. We will develop the Maruho License Product for use in Japan as part of our global development strategy, and as much as possible on a similar schedule as we develop the Maruho License Product for our initial territory(ies). Maruho will reimburse us for all costs reasonably necessary for any development activities for the Maruho License Product that are specific to Japan, including the cost of the supply of Maruho License Product for use in any preclinical and clinical research and development activities in Japan.

Under the Maruho License Agreement, Maruho is responsible for and controls, at its sole expense, (i) the preparation, filing, prosecution, obtaining and maintaining all regulatory approvals for the Maruho License Product in Japan and (ii) the promotion, marketing, sale and commercialization of the Maruho License Product in Japan. Maruho shall procure the supply of Maruho License Product for commercialization in Japan by purchasing from a contract manufacturing organization (“CMO”) used by us, from us directly, or in the event the supply from the foregoing sources doesn’t meet the legal requirements in Japan, from a new third-party CMO selected by Maruho in consultation with us. In addition, under the Maruho License Agreement, we granted Maruho a right of first negotiation, exercisable between the effective date of the Maruho License Agreement and the earlier of (a) October 11, 2027 and (b) the occurrence of a merger and acquisition of us by a third party, such that, in the event of our actual liquidation (not including deemed liquidation events such as a merger and acquisition by third parties), Maruho has the right to first negotiate to purchase all of our asset relating to the Maruho License Product. Maruho also granted us a right of first negotiation, exercisable between the effective date of the Maruho License Agreement and the earlier of (a) the fifth anniversary of such effective date and (b) a change of control of us, such that, in the event Maruho desires to sell, assign sublicense or otherwise transfer any or all of Maruho’s rights under the Maruho License Agreement, we have a right to first negotiate to acquire such rights.

Both parties waive their right to termination of the Maruho License Agreement for any reason, except that Maruho has the right to terminate the Maruho License Agreement at any time by providing 60 days prior written notice to us.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”), as amended on March 18, 2022 and April 19, 2022, which we refer to as the “Lonza License Agreement.” Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. The license allows us to use Lonza’s glutamine synthetase gene expression system (“Lonza System”) to develop, manufacture and commercialize the Compound, including any part of such system that is embodied within or otherwise used to create the cell lines expressing the Compound or a component thereof. Lonza was the originator of the master cell bank for the

Compound developed by Astellas, and we are required to comply with certain restrictions with regard to the use of Lonza System, including not to transfer, reverse engineer or modify the Lonza System without Lonza’s prior written consent.

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

The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. Furthermore, we and Lonza each have the right to terminate the Lonza License Agreement upon the occurrence of a material breach of such agreement by the other party that is irremediable or not remedied within a certain period of time, or the other party’s failure to pay debts or entry into liquidation. Lonza also may terminate the Lonza License Agreement by providing written notice to us if we contest the secret or substantial nature of the know-how relating to the Lonza System that is licensed to us under the Lonza License Agreement.

Government regulation

Regulation of biological products in the United States

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the Public Health Service Act (“PHSA”), and their implementing regulations. Biological products are also subject to other federal, state and local statutes and regulations. Verekitug is in clinical development and has not been approved by the FDA for marketing in the United States.

An applicant seeking approval to market and distribute a new biological product in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies and formulation studies performed in accordance with the FDA’s Good Laboratory Practices (“GLP”) regulations, as applicable;
•
completion of the manufacture, under cGMP conditions, of the product candidate that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
submission to the FDA of an Investigational New Drug application (“IND”), for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) representing each clinical trial site before each clinical trial site may be initiated;
•
performance of adequate and well-controlled human clinical trials, in accordance with current Good Clinical Practices (“GCP”) and any additional nonclinical studies required to establish the safety and effectiveness of the product candidate for each proposed indication;
•
preparation and submission to the FDA of a biologics license application (“BLA”), as applicable, requesting approval to market the product candidate for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labeling;
•
review of the product by an FDA advisory committee, where appropriate and as applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
•
payment of user fees under the Prescription Drug User Fee Act (“PDUFA”), unless exempted;

•
obtaining FDA approval, or licensure, of the BLA; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”) and any post-approval studies or other post-marketing commitments required by the FDA.

The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, and the approval process, or the post-approval process, may subject an applicant to delays in development, regulatory review or approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, issuance of warning or untitled letters, adverse publicity, product recalls, marketing restrictions, product seizures, import detentions and refusals, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or the Department of Justice (“DOJ”), and other governmental entities, including state agencies.

Preclinical studies and investigational new drug application

Before testing any product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements. The results of the preclinical tests, together with manufacturing information, analytical data, and plans for the proposed clinical studies, are submitted to the FDA as part of an IND application. Some preclinical testing may continue after an IND is submitted.

An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product candidate or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and places the clinical trial on a partial or complete clinical hold. In that case, the IND sponsor and the FDA must resolve the clinical hold issues before the clinical trials can begin.

Clinical holds also may be imposed by the FDA after clinical trials have begun, including if there is concern for patient safety, as a result of new data, findings, or developments in clinical, preclinical and/or chemistry, manufacturing and controls, or where there is non-compliance with regulatory requirements. A separate submission to an existing IND must be made for each successive clinical trial conducted during development, and the FDA reviews such submissions before each clinical trial can begin.

Human clinical trials in support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of qualified investigators in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with GCP requirements or that the participants are being exposed to an unacceptable health risk.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”), or data monitoring committee (“DMC”). This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB/DMC has access.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•
Phase 1 clinical trials are initially conducted in a limited population of healthy subjects or disease-affected patients to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics.
•
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
•
Phase 3 clinical trials typically proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are generally undertaken within an expanded patient population to provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites to provide a basis for physician labeling and for submitting a BLA to seek regulatory approval for a biological product.

In some cases, the FDA may approve a BLA but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the approved indication and, where applicable, to confirm a clinical benefit for products approved under accelerated approval. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Information about applicable clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on its ClinicalTrials.gov website.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Under the Pediatric Research Equity Act, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDCA requires that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and FDA. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor and the FDA must reach agreement on the PSP. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Compliance with cGMP requirements

Concurrent with clinical trials, companies must finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of introduction of adventitious agents with the use of biological products, the PHSA emphasizes the importance of manufacturing controls for products with attributes that cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Noncompliance with such requirements can lead to adverse findings by the FDA during these inspections; in instances of significant or continued noncompliance, such adverse findings can serve as the basis for additional regulatory action by the FDA, including but not limited to warning letters, recalls, seizure, consent decrees, fines, and/or criminal penalties.

Review and approval of a BLA

The results of product candidate development, preclinical testing and clinical trials, including negative or ambiguous results as well as positive findings, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more specified indications. The BLA must contain extensive manufacturing information and detailed information on the composition of the product and proposed labeling as well as payment of a user fee. Under federal law, the submission of most BLAs are subject to an application user fee. The sponsor of an approved BLA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether to accept it for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. If the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs. The review process may be significantly extended by FDA requests for additional information or clarification. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the applicant otherwise provides additional or clarifying information within the last three months before the PDUFA goal date.

The FDA reviews a BLA to determine, among other things, whether the product is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GCPs, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. If the application is not approved, the FDA will issue a complete response letter, which will contain the conditions that must be met in order to secure final approval of the application, and when possible, will outline recommended actions the sponsor might take to obtain approval of the application. The complete response letter may require additional clinical data and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Sponsors that receive a complete response letter may submit to the FDA information that represents a complete response to the deficiencies identified by the FDA. The FDA will then re-review the application, taking into consideration the response, and determine whether the application meets the criteria for approval. The FDA will not approve an application until issues identified in any complete response letters have been addressed. Failure to respond to a complete response letter may be considered by the FDA as a request to withdraw the application.

The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Even if the FDA approves a new product, the approval may be limited to specific disease states, patient populations and dosages, or the indications for use may otherwise be limited. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS, to help ensure that the benefits of the product outweigh the potential risks. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, certain manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast track, breakthrough therapy and priority review designations

FDA provides programs intended to facilitate and expedite development and review of new products that are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation and priority review designation. These designations are not mutually exclusive, and a product candidate may qualify for one or more of these programs. While these programs are intended to expedite product development and approval, they do not alter the standards for FDA approval.

The FDA may designate a product for fast track designation if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For products with fast track designation, sponsors may have more frequent interactions with the FDA, the product is potentially eligible for accelerated approval and priority review, if relevant criteria are met, and the FDA may initiate review of sections of a product with fast track designation’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a product with fast track designation may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff managers in the review process; assigning a cross-disciplinary lead for the review team; and taking other steps to design the clinical trials in an efficient manner. Breakthrough designation may be rescinded if a product no longer meets the qualifying criteria.

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months. Priority review designation may be rescinded if a product no longer meets the qualifying criteria.

Accelerated approval pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, confirm a clinical benefit during post-marketing studies or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for therapeutic candidates approved under accelerated regulations are subject to prior review by the FDA.

Orphan drug designation

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biological product for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a sponsor for tax credits and the product for market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. After FDA grants orphan designation, the product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, or the sponsor is unable to provide sufficient quantities.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be safe and effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted and extends whatever statutory or regulatory periods of exclusivity that cover the product by six months.

U.S. patent term extension and marketing exclusivity

In the United States, a patent claiming a new biological product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. The extension period is typically one-half the time between the effective date of the IND and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office (“USPTO”) reviews and approves the application for any patent term extension in consultation with the FDA.

Biosimilars and exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) established a regulatory framework authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an already FDA-licensed biological product, called the “reference product.” The FDA has issued multiple guidance documents outlining an approach to review and approval of biosimilars. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a reference product. In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biosimilar product and the reference product may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products, which may be substituted by pharmacies for the reference product, subject to state pharmacy law.

Post-approval regulation

If regulatory approval for a product or new indication for an existing product is obtained, the sponsor will be required to comply with all generally applicable post-approval regulatory requirements as well as any specific post-approval requirements that the FDA may impose as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with advertising and promotional labeling requirements and record-keeping requirements. Manufacturers and certain of their subcontractors must register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort to maintain compliance with cGMP regulations and other regulatory requirements.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product licenses;
•
product recall, seizure or detention, or refusal to permit the import or export of products;
•
withdrawal of the product from the market; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription biological products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Promotional claims about a product’s safety or effectiveness are prohibited before it is approved. After approval, a product generally may be promoted for uses or patient populations consistent with the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe products for uses that are not approved by the FDA (sometimes called “off-label use”) because the FDA does not regulate the practice of medicine. However, FDA regulations restrict manufacturers’ communications about off-label uses. Promotional materials for approved biological products generally must be submitted to the FDA in conjunction with their first use.

If a company, including any representative of the company or anyone speaking on behalf of the company, is found to have promoted off-label uses, the company may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

Data privacy and security laws

In the ordinary course of business, we collect, receive, or otherwise process personal data, including information we may collect about participants in our clinical trials. Accordingly, we are, or may be become, subject to numerous data privacy and security obligations, including global, federal, state, and local laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to privacy and data security.

Under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the U.S. Department of Health and Human Services (“HHS”), has issued regulations to protect the privacy and security of protected health information (“PHI”), used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their regulations, including the final omnibus rule published on January 25, 2013, also imposes certain obligations on the business associates of covered entities and their subcontractors that obtain protected health information in providing services to or on behalf of covered entities. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that are applicable to our business. In addition to possible federal administrative, civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. Accordingly, state attorneys general have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. New laws and regulations governing privacy and security may be adopted in the future as well.

Additionally, numerous states have recently enacted consumer privacy laws that grant rights to data subjects and place increased privacy and security obligations on entities handling personal data of consumers or households. While we are not currently subject to laws such as the California Consumer Privacy Act (“CCPA”), some observers note that the CCPA and similar legislation could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

Because of the breadth of these laws and the narrowness of the statutory exceptions under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that we may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any applicable privacy or data security laws or regulations, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. While there are some exemptions for certain data processed in the context of clinical trials, developments in data privacy and security laws may further complicate compliance efforts. The impact these increasingly stringent laws and evolving regulatory frameworks related to personal data processing may have on us is more fully discussed in the section titled “Risk factors” appearing elsewhere in this Annual Report.

Additionally, to the extent we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we are, or may become, subject to foreign data privacy and security laws, such as the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”) and other national data protection legislation in force in relevant EEA Member States, and the EU GDPR as it forms part UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”). Foreign privacy and data security laws impose significant and complex compliance obligations on entities that are subject to those laws, as more fully discussed in the section titled “Risk factors” appearing elsewhere in this Annual Report.

Regulation and procedures governing approval of medicinal products outside the United States

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. For example, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application (“MAA”) and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical trial approval

In April 2014, the European Union adopted the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the Clinical Trials Directive 2001/20/EC. The CTR is directly applicable in all European Union Member States meaning no national implementing legislation in each European Union Member State is required. The CTR aims at harmonizing and streamlining the approval of clinical trials in the European Union, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. For instance, the CTR provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union on the Clinical Trials Information System.

PRIME designation in the European Union

The PRIority MEdicines (“PRIME”), scheme is intended to encourage product development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to early and proactive regulatory dialogue with the European Medicines Agency (“EMA”), frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Medicinal Products for Human Use (“CHMP”) are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union Member States (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP. The Paediatric Committee of the EMA (“PDCO”), may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union Member States, as well as the countries of the EFTA Pillar of the European Economic Area (Norway, Iceland and Liechtenstein) (“EEA”). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, HIV, AIDS, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Manufacturers must demonstrate the quality, safety and efficacy of their products to the EMA. The CHMP provides an opinion regarding the MAA. The European Commission grants or refuses a marketing authorization in light of the opinion delivered by the EMA.

Under the centralized procedure, the CHMP is responsible for conducting an initial assessment of a product. The maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation.

Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

National marketing authorizations, which are issued by the competent authorities of the Member States of the European Union and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the European Union, this national authorization can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national authorization in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure.

Regulatory data protection in the European Union

In the European Union, new active substances (including both small molecules and biological medicinal products) approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the European Union. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new active substance so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent term extensions in the European Union and other jurisdictions

The European Union also provides for patent term extension through supplementary protection certificates (“SPCs”). The rules and requirements for obtaining an SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a product. In certain circumstances, the period of SPC protection may be extended for six additional months if a product is granted a marketing authorization in the EU with the results of the pediatric clinical trials conducted in accordance with an agreed pediatric investigation plan (even where such results are negative). Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of authorization and renewals

A marketing authorization is valid for five years, in principle, and it may be renewed indefinitely after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing Member State. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the product on the European Union market (in the case of the centralized procedure) or on the market of the authorizing Member State (in the case of a national procedure) within three years after authorization, or which is not placed on the market for a consecutive period of three years at any time during its authorization, ceases to be valid.

Regulatory requirements after marketing authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product, and must adhere in strict compliance with the applicable European Union laws, regulations and guidance, including Directive 2001/83/EC, Directive (EU) 2017/157, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s

GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of products to assure their safety and identity.

Much like the Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of European Union Member States and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the European Union.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under European Union directives, the details are governed by regulations in each Member State and can differ from one country to another.

Orphan designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan product by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, where either (i) such condition affects not more than five in ten thousand persons in the European Union when the application is made, or (ii) without incentives it is unlikely that the marketing of the product in the European Union would generate sufficient return to justify the necessary investment in its development. For either of these conditions, the applicant must also demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the product will be of significant benefit to those affected by that condition.

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized marketing authorization. Marketing authorization for an orphan product leads to a ten-year period of market exclusivity being granted following marketing approval of the orphan product. During this market exclusivity period, the EMA, the European Commission or the European Union Member States may only grant a marketing authorization to a “similar medicinal product” for the same therapeutic indication as an authorized orphan product if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned European Union rules are applicable in the EFTA Pillar of the EEA (Iceland, Liechtenstein and Norway).

Reform of the regulatory framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into European Union law.

Brexit and the regulatory framework in the United Kingdom

The UK formally left the European Union on January 31, 2020. As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). A new framework named the Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the European Union centralized procedure. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization.

Coverage and reimbursement

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize verekitug and any potential future product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Factors payors consider in determining reimbursement are based on whether the product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Further, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price (“ASP”) and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for verekitug and any potential future product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Other healthcare laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties;
•
the federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
•
HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to our business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Finally, there are state and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018, governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Healthcare reform

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. For example, in the United States, in 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted:

•
The Budget Control Act of 2011 and subsequence legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2032. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
On April 13, 2017, CMS, an agency within the HHS, published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory Medicaid drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for verekitug and any potential future product candidates for which we may obtain regulatory approval or the frequency with which verekitug or any potential future product candidates is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

At a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans." President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Employees and human capital resources

As of March 5, 2025, we had 52 full-time employees, 15 of which have M.D. or Ph.D. degrees, and seven full-time consultants. Within our workforce, 35 employees are engaged in research and development activities and 17 are engaged in business development, finance, legal, and general management and administration activities. Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Facilities

Our corporate headquarters is presently located in Waltham, Massachusetts, where we lease and occupy 16,801 square feet of office space. The initial term of the lease expires on November 1, 2027, with an option to extend the lease for an additional three years thereafter.

We believe that our leased premises are sufficient for our needs. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Legal proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Corporate information

We were incorporated under the laws of the State of Delaware on April 21, 2021 under the name “Upstream Bio, Inc.” Our principal corporate office is located at 890 Winter Street, Suite 200, Waltham, MA 02451, and our telephone number is (781) 208-2466. Our website address is www.upstreambio.com. We do not incorporate the information on or accessible through our website into this Annual Report, and you should not consider any information on, or that can be accessed through, our website as part of this Annual Report.

Available information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” page of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of business conduct and ethics, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on our corporate website.

Item 1A. Risk Factors.

Our business involves significant risks. Investors should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K (this “Annual Report”) and in the other documents that we file with the Securities and Exchange Commission (the “SEC”). The risks described below are not the only ones facing us. The following risks, or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the trading price of our common stock could decline, and investors could lose all or part of their investment.

This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties not presently known to us or that we currently deem immaterial, which also may impair our business operations. See “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report for more information. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of specific factors, including the risks and uncertainties described below.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ deficit and working capital. Our net losses totaled $62.8 million and $20.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $190.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

As of December 31, 2024 and December 31, 2023, we had cash, cash equivalents and short-term investments in the amount of $470.5 million and $109.8 million, respectively. In October 2024, we completed our IPO, in which we issued and sold 17,250,000 shares of our common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, we received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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

We currently have a single product candidate, verekitug, which is in Phase 2 clinical development for the treatment of severe asthma and chronic rhinosinusitis with nasal polyps (“CRSwNP”), and we are initiating development in chronic obstructive pulmonary disease (“COPD”). Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize verekitug for one or more of the indications that we are pursuing in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate.

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

The estimates of market opportunity and forecasts of market growth included in documents that we file with the SEC may prove to be smaller than we believe, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all. Our initial focus is on the development of verekitug for the treatment of severe respiratory disorders, including severe asthma, CRSwNP and COPD. Our projections of addressable patient populations within these indications are based on our estimates and independent market research, industry and general publications obtained from third parties. Market opportunity estimates and growth forecasts included in this Annual Report and the other documents that we file with the SEC are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these indications. Additionally, the potentially addressable patient population may not ultimately be amenable to treatment with our product candidate if we cannot achieve our intended dosing interval. Our market opportunity may also be limited by current and future products of our competitors that are already available in the market or may enter the market for such patients. If any of our estimates prove to be inaccurate, the market opportunity for verekitug could be significantly diminished and have an adverse material impact on our business.

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

Our product candidate, verekitug for the treatment of severe asthma and CRSwNP, is currently in Phase 2 clinical development in each of these indications, and we have initiated planning activities for clinical development of verekitug in COPD. Our initial focus is on developing verekitug for the treatment of severe respiratory disorders.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, a decision recognizing the UK as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The EU GDPR and the UK GDPR currently impose substantially similar obligations. However, it is possible that the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. In October 2024, the UK Government introduced its Data Use and Access Bill, or UK Bill, into the UK legislative process. If passed, the final version of the UK Bill will have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk.

Additionally in the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EEA is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section titled “Business—Competition” for examples of the competition that verekitug faces.

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

We currently rely on and engage third-party manufacturers to provide all of the APIs and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies. Although we believe that there are several potential alternative manufacturers who could manufacture verekitug, we primarily rely on one manufacturer, WuXi Biologics (Hong Kong) Limited (“WuXi”), for the production of product necessary to complete our ongoing clinical trials. If a replacement manufacturer becomes necessary in the future, we may incur added costs and delays in identifying and qualifying another manufacturer. There have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. The legislation also would have given the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. Although the BIOSECURE Act did not pass, if legislation similar to the BIOSECURE Act is proposed and enacted in the future, implementation of such law could materially impact our agreement with WuXi.

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

The policies of the FDA, the EMA, and the European Commission, and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of verekitug or any other potential future product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For more information, see the section titled “Business—Government regulation.”

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. In the EU, marketing exclusivity prevents the EMA and competent authorities in the EU from accepting another application for marketing authorization for a similar medicinal product in the same therapeutic indication as the authorized orphan product. The applicable period is seven years in the U.S. and ten years in the EU. The EU exclusivity period may also be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. However, the EU exclusivity period can be reduced to six years, if at the end of the fifth, it is established that a product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the product is sufficiently profitable so that market exclusivity is no longer justified or where the prevalence of the condition has increased above the threshold.

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

Changes in the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

Our relationships with healthcare professionals and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare professionals, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, supranational, national, federal and state healthcare laws and regulations that may affect our ability to operate may apply. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Other healthcare laws.”

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

For more information on the laws and regulations that may impact coverage and reimbursement of verekitug or any other potential future product candidates, see the section titled “Business—Government regulation—Coverage and reimbursement.”

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the sections titled “Business—Government regulation—Coverage and reimbursement” and “—Healthcare reform.”

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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) amending Directive 2011/24/EU, was adopted in the EU. This Regulation, which entered into force in January 2022 and became applicable in January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The Regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this section and elsewhere in this Annual Report, these factors include:

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
•
actual or anticipated variations in quarterly and annual operating results;

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, high inflation, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for verekitug or any other potential future product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

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

As of December 31, 2024, we had federal and state net operating loss (“NOLs”) carryforwards of $37.6 million and $49.1 million, respectively. The federal NOLs are not subject to expiration and are limited in utilization to 80% of our taxable income and the state NOLs begin to expire in 2041. As of December 31, 2024, we had federal and state research and development credits of $3.5 million and $0.3 million, respectively, which will, if not utilized, begin to expire in 2043 and 2037, respectively.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We have adopted processes for assessing, identifying, and managing cybersecurity risks, which are built into our information technology function and are designed to help protect our information assets and operations from internal and external cybersecurity threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, and periodic review of our procedures in an effort to identify risks and refine our practices. To support our internal resources, we leverage external tools and resources, including a managed service provider that provides ongoing support for the protection of our information technology infrastructure.

We have an employee security awareness program, required upon onboarding and on an annual basis thereafter, that is designed to raise awareness of cybersecurity threats across functions. As part of this employee training program, we periodically conduct phishing tests. We have also implemented a process to assess and review the cybersecurity practices of certain third-party vendors and service providers that may be critical to the operations of our business and who have access to our information systems including, as appropriate, through the inclusion of cybersecurity requirements in our contracts.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors may, from time to time, experience threats and security incidents relating to our and our third-party vendors’ information systems. For more information, see “Risk Factors–Risks related to our dependence on third parties–Our information technology systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches, which could adversely affect our business.”

Governance Related to Cybersecurity Risks

Our audit committee of the board of directors, or the Audit Committee, is responsible for overseeing cybersecurity risk, pursuant to the Audit Committee charter, and periodically updates our board of directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and we have a process for the Audit Committee to be notified between such updates in the event of any significant new cybersecurity threats or incidents.

Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. Our Senior Manager of Information Technology reports to our Chief Financial and Operating Officer and oversees the day-to-day implementation and management of our cybersecurity program. Our Senior Manager of Information Technology has approximately 20 years of experience in information technology and regularly reports to executive management, the company’s disclosure committee, and the Audit Committee on cyber matters, as appropriate.

Item 2. Properties.

Our corporate headquarters is presently located in Waltham, Massachusetts, where we lease and occupy 16,801 square feet of office space. The initial term of the lease expires on November 1, 2027, with an option to extend the lease for an additional three years thereafter. We previously leased and occupied 8,146 square feet of office space and subleased an additional 3,405 square feet of office space in Waltham, Massachusetts. The initial term of this lease and sublease expired on June 30, 2023 and 2024, respectively, with an option to continue each thereafter on a month to month basis unless terminated by either party upon written notice. In July 2024, we provided written notice of our intent to terminate this lease and sublease.

We believe that our leased premises will be sufficient for our needs for the foreseeable future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Global Select Market under the symbol “UPB” since October 11, 2024. Prior to that date, there was no public trading market for our common stock.

Holders

As of March 5, 2025, we had 28 holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

In addition, our ability to pay cash dividends on our capital stock in the future may be limited by the terms of any future debt or preferred securities we issue or any credit facilities we enter into.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference herein to Part III, Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

During the period between October 1, 2024 and December 31, 2024, we issued options to purchase an aggregate of 263,161 shares of our common stock to certain employees under our 2024 Stock Option and Incentive Plan at a weighted-average exercise price of $18.45 per share. We deemed these issuances to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transactions by an issuer not involving a public offering. On October 11, 2024, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds

On October 10, 2024, our Registration Statement on Form S-1 (No. 333-282197) for our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (the “SEC”).

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 11, 2024 (File No. 333-282197).

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K (this “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review "Item 1A, Risk Factors" of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special note regarding forward-looking statements” included elsewhere in this Annual Report.

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma and chronic rhinosinusitis with nasal polyps (“CRSwNP”) and have initiated planning activities for a Phase 2b trial in chronic obstructive pulmonary disease (“COPD”). We completed enrollment in our CRSwNP Phase 2 clinical trial in January 2025 and expect to report top-line data from this trial in the second half of 2025, enabling regulatory discussions and preparations for a Phase 3 program in CRSwNP. We anticipate reporting top-line data from our severe asthma Phase 2 trial in the second half of 2026 and plan to dose the first patient in our COPD program in the second half of 2025. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the issuance and sale of our redeemable convertible preferred stock, proceeds from our initial public offering (“IPO”) and cash received in connection with research and development services we provided to Maruho Co., Ltd (“Maruho”), a related party. As of December 31, 2024, we have received total gross proceeds of $400.0 million from the issuance and sale of our Series A redeemable convertible preferred stock (“Series A Preferred Stock”) and Series B redeemable convertible preferred stock (“Series B Preferred Stock”), which are collectively referred to as the “Preferred Stock,” and we have also received $5.3 million in connection with research and development services we provided to Maruho. In October 2024, we completed our IPO in which we issued and sold 17,250,000 shares of our common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, we received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs.

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the years ended December 31, 2024 and 2023, we reported net losses of $62.8 million and $20.5 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of December 31, 2024, we had an accumulated deficit of $190.8 million, and we had cash, cash equivalents and short-term investments of $470.5 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

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

As a result, we will need additional financing to support our continuing operations. To date, we have funded our operations primarily with the sale of our Preferred Stock and the proceeds from our IPO. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration arrangements with third parties. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to fund our operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of verekitug and one or more potential future product candidates, which could have a material adverse effect on our business, results of operations or financial condition.

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

Asset purchase and license agreements

Below is a summary of the key terms for certain of our asset purchase and license agreements. For a more detailed description of these agreements, see the section titled “Business—Asset purchase and license agreements” included elsewhere in this Annual Report.

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

During the years ended December 31, 2024 and 2023, we received payments from Maruho in the amount of $1.9 million and $2.7 million, respectively.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with Wuxi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During the years ended December 31, 2024 and 2023, we made annual payments to Lonza in the amount of $0.5 million and $0.4 million, respectively. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

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

Income taxes

We recorded a full valuation allowance of our deferred tax asset position during each of the years ended December 31, 2024 and 2023, as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

As of December 31, 2024, we had federal and state net operating losses (“NOLs”) carryforwards of $37.6 million and $49.1 million, respectively. The federal NOLs are not subject to expiration and are limited in utilization to 80% of taxable income and the state NOLs begin to expire in 2041. As of December 31, 2024, we had federal and state research and development credits of $3.5 million and $0.3 million, respectively, which will, if not utilized, begin to expire in 2043 and 2037, respectively.

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Collaboration revenue - related party	$2,370	$2,380	$(10)
Operating expenses:
Research and development	62,966	31,799	31,167
General and administrative	17,168	10,695	6,473
Total operating expenses	80,134	42,494	37,640
Loss from operations	(77,764)	(40,114)	(37,650)
Other income (expense):
Change in fair value of preferred stock tranche right liabilities	2,859	15,527	(12,668)
Interest income	12,123	4,165	7,958
Other expense, net	(24)	(115)	91
Total other income, net	14,958	19,577	(4,619)
Net loss	$(62,806)	$(20,537)	$(42,269)

Collaboration revenue—related party

Related party collaboration revenue was $2.4 million for each of the years ended December 31, 2024 and 2023. Revenue during the year ended December 31, 2024 was primarily related to the work performed associated with our Phase 2 clinical trial in patients with severe asthma and the revenue during the year ended December 31, 2023 was primarily related to the work performed associated with our Phase 1 clinical trial in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$28,069	$14,537	$13,532
CRSwNP indication	10,524	3,330	7,194
COPD indication	3,115	—	3,115
Unallocated research and development expense:
Personnel expenses (including stock-based compensation)	9,911	7,588	2,323
Manufacturing costs	6,580	3,373	3,207
Professional fees	2,062	1,495	567
Other unallocated expenses	2,705	1,476	1,229
Total research and development expense	$62,966	$31,799	$31,167

Research and development expenses were $63.0 million for the year ended December 31, 2024 compared to $31.8 million for the year ended December 31, 2023. The increase of $31.2 million was primarily driven by an increase of $23.8 million in expenses directly related to our verekitug program and $7.4 million of unallocated research and development expenses.

The increase in direct costs of $13.5 million related to the asthma indication was primarily due to increased costs related to the continued progress associated with our Phase 2 clinical trial during the year ended December 31, 2024 compared to the same period in 2023, partially offset by decreased costs related to the wind down of our Phase 1 clinical trial compared to the same period in 2023. The increase in direct costs of $7.2 million related to the CRSwNP indication was due to continued progress associated with our Phase 2 clinical trial during the year ended December 31, 2024 compared to the same period in 2023. The increase in direct costs of $3.1 million related to the COPD indication was due to the costs associated with initiation of planning activities for our COPD Phase 2b clinical trial for which there were no comparable expenses during the same period of 2023.

The increase in manufacturing costs of $3.2 million was primarily attributable to an increase in CMO costs for the development of Phase 3 clinical material during the year ended December 31, 2024 for which there was no comparable expense during the same period in 2023. The increase in personnel expenses of $2.3 million was primarily due to increased headcount in our research and development function. Personnel expenses for the years ended December 31, 2024 and 2023 included stock-based compensation expense of $1.2 million and $1.1 million, respectively. The increase in other unallocated expenses of $1.2 million was primarily driven by an increase in preclinical studies to support our verekitug clinical trials. The increase of $0.6 million in professional fees was related to manufacturing and preclinical services to support our verekitug program.

We begin to separately track program expenses at development candidate nomination. Through December 31, 2024, we have incurred approximately $51.0 million, $13.9 million and $3.1 million in direct external expenses for the development of verekitug for severe asthma, CRSwNP and COPD, respectively, since their development candidate nominations.

General and administrative expenses

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$10,842	$6,352	$4,490
Professional fees	4,349	3,347	1,002
Other	1,977	996	981
Total general and administrative expense	$17,168	$10,695	$6,473

General and administrative expenses were $17.2 million for the year ended December 31, 2024 compared to $10.7 million for the year ended December 31, 2023. The increase of $6.5 million was primarily driven by an increase in personnel expenses of $4.5 million due to increased headcount in our general and administrative functions. Personnel expenses for the years ended December 31, 2024 and 2023 included stock-based compensation expense of $4.8 million and $2.4 million, respectively. Additionally, there was an increase of $1.0 million of professional fees primarily related to increased consulting and audit fees. Other expenses increased by $1.0 million primarily due to an increase in software licenses, corporate insurance, occupancy costs and taxes.

Other income (expense)

Change in fair value of preferred stock tranche right liabilities

We recorded other income for the change in the fair value of the preferred stock tranche right liabilities of $2.9 million for the year ended December 31, 2024, related to the Series B preferred stock tranche right liability, as compared to other income of $15.5 million for the year ended December 31, 2023, including $6.6 million related to the Series A preferred stock tranche right liability and $8.9 million related to the Series B preferred stock tranche right liability. The change in the fair value of the Series A preferred stock tranche right liability was due to changes in the assumptions used in the valuation model during the periods, including the expected fair value of the Series A Preferred Stock and the probability and expected timing of achieving certain milestone events. The change in fair value of the Series B preferred stock tranche right liability was due to changes in the assumptions used in the valuation model during the periods, including the estimated fair value of the Series B Preferred Stock, volatility and estimated time to the tranche closing. The Series A and Series B tranche right liabilities were settled in February 2023 and April 2024, respectively, upon the satisfaction of relevant conditions.

Interest income

Interest income was $12.1 million and $4.2 million for the years ended December 31, 2024 and 2023, respectively, representing an increase of $7.9 million. The increase in interest income was due to increased balances in our money market funds, U.S. treasury bills and U.S. government agency bonds held during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have financed our operations primarily with the sale of our Preferred Stock and proceeds from our IPO. Through December 31, 2024, we have received gross proceeds of $400.0 million from sales of our Preferred Stock, $268.8 million in net proceeds from our IPO and received $5.3 million in connection with our research and development arrangement with Maruho. As of December 31, 2024, we had cash, cash equivalents and short-term investments of $470.5 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(59,172)	$(37,926)
Net cash used in investing activities	(59,485)	(82,842)
Net cash provided by financing activities	418,910	129,550
Net increase in cash, cash equivalents and restricted cash	$300,253	$8,782

Operating activities

During the year ended December 31, 2024, operating activities used $59.2 million of cash, resulting primarily from our net loss of $62.8 million, non-cash changes in fair value of the preferred stock tranche right liability of $2.9 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $1.7 million, partially offset by changes in operating assets and liabilities of $1.9 million and non-cash stock-based compensation expense of $6.0 million. Net cash provided by changes in operating assets and liabilities was primarily driven by a $2.0 million increase in accounts payable and a $1.5 million increase in accrued expenses and other current liabilities, partially offset by a $1.0 million increase in prepaid expenses and other current assets and a $0.5 million increase in related party accounts receivable. The increase in related party accounts receivable resulted primarily from the timing of revenue recognition compared to the timing of payments from Maruho for qualifying reimbursable expenses related to the Maruho License Agreement.

During the year ended December 31, 2023, operating activities used $37.9 million of cash, primarily resulting from our net loss of $20.5 million, net non-cash gains of $13.1 million and net cash used by changes in our operating assets and liabilities of $4.3 million. Net non-cash gains included a gain related to the change in fair value of preferred stock tranche right liabilities of $15.5 million, stock-based compensation expense of $3.4 million, a gain of $1.3 million related to amortization of premiums and accretion of discounts on short-term investments, issuance costs allocated to the Series B preferred stock tranche right liability of $0.1 million, depreciation and amortization expense of $0.1 million and $0.1 million of non-cash lease expense. Net cash used by changes in operating assets and liabilities was primarily driven by a $6.2 million increase in prepaid expenses and other current assets due to payments made to a CRO for start-up costs related to our Phase 2 clinical trials, partially offset by a $1.3 million increase in accounts payable, a $0.4 million increase in accrued expenses and other current liabilities and a $0.3 million decrease in related party accounts receivable. The decrease in related party accounts receivable resulted primarily from the timing of revenue recognition compared to the timing of payments from Maruho for qualifying reimbursable expenses related to the Maruho License Agreement.

For all periods presented, changes in prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities not described above were generally due to the growth in our business, the advancement of our clinical programs, and the timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2024, net cash used in investing activities was $59.5 million, consisting primarily of purchases of short-term investments of $290.6 million, net of maturities of short-term investments of $231.6 million and purchases of property and equipment of $0.5 million.

During the year ended December 31, 2023, net cash used in investing activities was $82.8 million, consisting primarily of purchases of short-term investments of $129.0 million, net of maturities of short-term investments of $46.3 million and purchases of property and equipment of $0.1 million.

Financing activities

During the year ended December 31, 2024, net cash provided by financing activities was $418.9 million, consisting of $268.8 million in net proceeds from our IPO after deducting underwriters discounts and commissions, and offering costs, $149.9 million in net proceeds from the issuance of Series B Preferred Stock and $0.2 million in net proceeds from the exercise of stock options.

During the year ended December 31, 2023, net cash provided by financing activities was $129.6 million, consisting of $80.0 million in proceeds from the issuance of Series A Preferred Stock, $49.4 million in net proceeds from the issuance of Series B Preferred Stock, including the Series B preferred stock tranche right liability, and $0.1 million in net proceeds from the exercise of stock options.

Funding requirements

We expect our research and development and general and administrative expenses and our operating losses will increase in the future as we advance verekitug through clinical trials and any potential future product candidates that we may develop through preclinical studies and clinical trials, in pursuit of regulatory approval. Due to the numerous risks and uncertainties associated with research, development and commercialization of product candidates, changes in the outcome of any factors with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. In addition, we expect to incur increased expenses associated with operating as a public company. Our future capital requirements, both short- and long-term, will depend on a variety of factors, including, but not limited to:

•
the rate of progress in the development of verekitug and our potential future product candidates, if any;
•
the scope, progress, results and costs of non-clinical studies, preclinical development, laboratory testing and clinical trials for verekitug and any potential future product candidates and associated development programs;
•
the number and scope of preclinical studies and clinical trials that we pursue;
•
the costs, timing, and outcomes of seeking and obtaining approvals by the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more preclinical studies or clinical trials than those that we currently expect or for such authorities to change their requirements on studies that had previously been agreed to;
•
our ability to establish licensing or collaboration agreements or other strategic agreements;
•
the achievement of milestones or other developments under any licensing or collaboration agreements;
•
the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under any license or collaboration agreements;
•
the costs to establish, maintain, expand, enforce, and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•
the costs associated with successfully defending against any claims by third parties that we have infringed, misappropriated or otherwise violated any intellectual property of any such third party;
•
the costs of acquiring, licensing, or investing in additional businesses, products, product candidates, and technologies that we may identify;
•
the costs to manufacture or to have manufactured sufficient, reliable, timely, and affordable supply of materials including commercial-grade product formulations that can be used in clinical trials and for commercial launch;
•
the costs of commercializing product candidates, if approved, whether alone or in collaboration with others;
•
the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•
the costs of building or contracting sales, marketing, and/or distribution capabilities, systems, and internal infrastructure for any product candidate that receives marketing approval;
•
the impact of competitors’ product candidates and technological advances and other market developments;
•
the expenses needed to attract and retain skilled personnel; and

•
the size of the markets and degree of market acceptance of any product candidates in territories in which we receive regulatory approval, including product pricing, product coverage, and the adequacy of reimbursement by third-party payors.

Our business plans may change in the future and we will continue to require additional capital to meet the needs of our operating expenses. See the section titled “Risk factors—Risks related to our limited operating history, financial condition and need for additional capital” included elsewhere in this Annual Report.

We believe that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

During the years ended December 31, 2024 and 2023, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During the years ended December 31, 2024 and 2023, we made annual payments of $0.5 million and $0.4 million, respectively, to Lonza pursuant to the Lonza License Agreement and recognized it as research and development expense in the consolidated statements of operations and comprehensive loss.

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

Critical accounting estimates and significant judgments

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenues and expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Prepaid and accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include:

•
expenses incurred under agreements with third parties, including CROs and investigative sites that conduct research, preclinical studies and clinical trials on our behalf, and in connection with the Maruho License Agreement;
•
expenses incurred under agreements with third parties, including CMOs, that develop and manufacture our product candidate for use in our preclinical studies and clinical trials; and
•
other providers and vendors in connection with research and development activities.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs, investigative sites, CMOs, and third-party vendors that conduct research, preclinical studies, and conduct clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense.

Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated, and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

We also record advance payments to service providers as prepaid expenses and other current assets, which are expensed as the contracted services are performed. If the actual timing of the performance of services varies from the estimate, then we adjust the amount of the accrued expense or the prepaid expense accordingly.

Stock-based compensation

We measure stock-based awards granted to employees, directors, and non-employee service providers based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock option awards with service-based vesting conditions and record the expense for these awards using the straight-line method such that the aggregate amount of expense recognized is at least the fair value of what was legally vested. Certain personnel (including our former Chief Executive Officer, current Chief Executive Officer, current Chief Financial Officer, current Chief Medical Officer, current Chief Business Officer and former Chief Operating Officer) were issued stock option awards with performance-based vesting conditions, in addition to continued service, that are monitored for when it is considered probable that the performance condition will be achieved and we recognize stock-based compensation expense using graded vesting. After the achievement of the performance condition in February 2023, the stock-based compensation for our performance-based stock options was solely subject to continued service until the fourth anniversary of the second closing of our Series A Preferred Stock. In March and April 2024, we granted awards with performance-based conditions to our current Chief Executive Officer and current Chief Financial Officer. Upon achievement of the performance condition, in April 2024, the stock-based compensation for our performance-based stock options was solely subject to continued service until the fourth anniversary of the issuance of Series B Preferred Stock to settle the Series B tranche right.

Prior to our IPO in October 2024, there was no public market for our common stock. As a result, prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with the input from management, considering our more recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believe were relevant and which may have changed from the date of the most recent valuation through the date of grant. Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Valuation of preferred stock tranche right liabilities

In connection with our Preferred Stock financings, we issued shares under stock purchase agreements that provided an obligation for us to issue additional Preferred Stock in subsequent closings upon the satisfaction of certain conditions. We classified each of the Series A and Series B preferred stock tranche rights as a liability on our consolidated balance sheets and initially recorded them at fair value upon the issuance date of the rights.

We remeasured the preferred stock tranche right liabilities to fair value at each reporting date and recognized changes in the fair values as a component of other income, net in our consolidated statements of operations and comprehensive loss. We continued to recognize changes in the fair value of the preferred stock tranche right liabilities at each reporting date until settled.

Upon the satisfaction of relevant conditions in February 2023 and April 2024, respectively, the Series A and Series B preferred stock tranche right liabilities were remeasured to fair value for the last time and the change in fair value was recognized as a component of other income, net in our consolidated statements of operations and comprehensive loss. The balance of the respective preferred stock tranche right liability was derecognized upon settlement and the shares of the respective Preferred Stock issued were recorded at fair value.

The fair value of the Series A preferred stock tranche right liability was determined using a probability-weighted expected return method, which considered as inputs the fair value of the Series A Preferred Stock as of each measurement date, the fair value per share of the Series A Preferred Stock if the milestone is not met, probability of meeting certain milestone events, the expecting time until certain milestone events would be met, and the discount rate. The most significant assumptions in the valuation model impacting the fair value of the Series A preferred stock tranche right liability were the fair value of our Series A Preferred Stock and the probably and timing of achieving certain milestone events as of each measurement date. Changes in these inputs could have a significant impact on the fair value of the Series A preferred stock tranche right liability.

The fair value of the Series B preferred stock tranche right liability was determined using an option pricing model, which considered as inputs the estimated fair value of the Series B Preferred Stock as of each valuation date, the risk-free interest rate, volatility, expected dividends, and estimated time to the tranche closing. The most significant assumption in the valuation model impacting the fair value of the Series B preferred stock tranche right liability is the fair value of our Series B Preferred Stock as of each measurement date. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time period of achievement of the specified milestones underlying the preferred stock tranche rights. The volatility was based on the historical volatility of publicly traded peer companies adjusted for the seniority of the Series B Preferred Stock. The expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. Changes in these inputs could have a significant impact on the fair value of the Series B preferred stock tranche right liability.

We determined the fair value per share of the underlying Preferred Stock by taking into consideration the most recent sales of our Preferred Stock, results obtained from third-party valuations and additional factors we deemed relevant.

Recently issued and adopted accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

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

We are also a “smaller reporting company,” meaning that the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K (this “Annual Report”) beginning on page F-1. An index of those financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As required by Rule 13a-15(b) or Rule 15d-15(b) promulgated by the SEC under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial and Operating Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K (this “Annual Report”). Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report at the reasonable assurance level.

Management’s annual report on internal controls over financial reporting

This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act, and our unaffiliated market capitalization exceeds $700 million.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the quarter ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)
Financial Statements.

For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)
Financial Statement Schedules.

Certain schedules are omitted because they are not applicable, or are not required by smaller reporting companies.

(3)
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
4.2+

Amended and Restated Investors’ Rights Agreement, among the Company and certain of its stockholders, dated June 6, 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

4.3*	Description of Securities.
10.1#

2021 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.2#

Upstream Bio, Inc. 2024 Stock Option and Incentive Plan and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2024).

10.3#	Upstream Bio, Inc. 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2024).
10.4#

Form of Indemnification Agreement, by and between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2024).

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2024).
10.6#	Executive Severance Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2024).
10.7#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 filed on September 18, 2024).
10.8#

Separation Agreement, by and between the Company and Samantha Truex, MBA, dated March 13, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.9#

Separation Agreement, by and between the Company and Jennifer Beachell, dated February 26, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.10#	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).
10.11†+

Asset Purchase Agreement, by and between the Company and Astellas Pharma Inc., dated October 14, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.12†

Letter Agreement, by and among the Company, Astellas Pharma Inc. and Regeneron Pharmaceuticals Inc., dated October 19, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.13†+

Exclusive License Agreement, by and between the Company and Maruho Co., Ltd., dated October 14, 2021, as amended (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.14†+

License Agreement, by and between the Company and Lonza Sales AG, dated October 21, 2021, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.15+

Lease Agreement, by and between the Company and BXP Waltham Woods LLC, dated as of July 3, 2024 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

19.1*	Upstream Bio, Inc. Insider Trading Policy.
21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Upstream Bio, Inc. Compensation Recovery Policy.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

# Indicates a management contract or compensatory plan, contract or arrangement.

+ Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(a)(5) and (6) of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPSTREAM BIO, INC.

Date: March 12, 2025	By:	/s/ E. Rand Sutherland
Name: E. Rand Sutherland, M.D.
Title: Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below hereby constitutes and appoints each of E. Rand Sutherland, M.D. and Michael Paul Gray, M.B.A. as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ E. Rand Sutherland E. Rand Sutherland, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2025

/s/ Michael Paul Gray Michael Paul Gray, M.B.A.	Chief Financial and Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2025

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr., M.B.A.	Director and Chairman	March 12, 2025

/s/ Daniella Beckman Daniella Beckman	Director	March 12, 2025

/s/ Erez Chimovits Erez Chimovits, M.B.A., M.Sc.	Director	March 12, 2025

/s/ H. Edward Fleming, Jr. H. Edward Fleming, Jr., M.D.	Director	March 12, 2025

/s/ Liam Ratcliffe Liam Ratcliffe, M.B.Ch.B., Ph.D., M.B.A.	Director	March 12, 2025

/s/ Marcella Kuhlman Ruddy Marcella Kuhlman Ruddy, M.D., M.S.	Director	March 12, 2025

Report of Independent Registered Public Accounting Firm Page

To the Board of Directors and Stockholders of Upstream Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upstream Bio, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2025

We have served as the Company’s auditor since 2022.

Upstream Bio, Inc.

Consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$325,892	$25,833
Short-term investments	144,559	83,977
Accounts receivable - related party	613	98
Prepaid expenses and other current assets	8,096	7,088
Total current assets	479,160	116,996
Property and equipment, net	582	159
Operating lease right-of-use assets	1,783	43
Restricted cash	194	—
Total assets	$481,719	$117,198
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,041	$1,990
Accrued expenses and other current liabilities	5,992	4,480
Operating lease liabilities, current portion	704	45
Total current liabilities	10,737	6,515
Operating lease liabilities, net of current portion	1,130	—
Preferred stock tranche right liability	—	2,874
Total liabilities	11,867	9,389
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock (Series A, B), $0.001 par value; no shares and 31,764,693 shares authorized at December 31, 2024 and December 31, 2023, respectively; no shares and 22,941,170 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $0 and $267,718 at December 31, 2024 and December 31, 2023, respectively	—	230,935
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares and no shares authorized at December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 500,000,000 shares and 40,664,346 shares authorized at December 31, 2024 and December 31, 2023, respectively; 53,603,398 and 2,992,479 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	53	3
Additional paid-in capital	660,604	4,824
Accumulated other comprehensive income (loss)	(25)	21
Accumulated deficit	(190,780)	(127,974)
Total stockholders’ equity (deficit)	469,852	(123,126)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$481,719	$117,198

The accompanying notes are an integral part of these consolidated financial statements.

Upstream Bio, Inc.

Consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Collaboration revenue - related party	$2,370	$2,380
Operating expenses:
Research and development	62,966	31,799
General and administrative	17,168	10,695
Total operating expenses	80,134	42,494
Loss from operations	(77,764)	(40,114)
Other income (expense):
Change in fair value of preferred stock tranche right liabilities	2,859	15,527
Interest income	12,123	4,165
Other expense, net	(24)	(115)
Total other income, net	14,958	19,577
Net loss	$(62,806)	$(20,537)
Redeemable convertible preferred stock cumulative dividends	(13,589)	(17,718)
Net loss attributable to common stockholders	$(76,395)	$(38,255)
Net loss per share attributable to common stockholders, basic and diluted	$(5.58)	$(12.95)
Weighted-average common shares outstanding, basic and diluted	13,682,326	2,953,756

Comprehensive loss:
Net loss	$(62,806)	$(20,537)
Unrealized gain (loss) on investments, net of tax	(46)	21
Total other comprehensive income (loss)	(46)	21
Comprehensive loss	$(62,852)	$(20,516)

The accompanying notes are an integral part of these consolidated financial statements.

Upstream Bio, Inc.

Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2022	12,000,000	$112,823	2,937,197	$3	$1,279	$(107,437)	$—	$(106,155)
Issuance of Series A redeemable convertible preferred stock in connection with the settlement of the tranche right liability	8,000,000	80,320	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of preferred stock tranche right liability of $11,774 and issuance costs of $434	2,941,170	37,792	—	—	—	—	—	—
Exercise of stock options, net of tax withholding	—	—	34,302	—	118	—	—	118
Stock-based compensation expense	—	—	—	—	3,325	—	—	3,325
Stock-based compensation expense - related party	—	—	20,980	—	102	—	—	102
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	21	21
Net loss	—	—	—	—	—	(20,537)	—	(20,537)
Balances at December 31, 2023	22,941,170	$230,935	2,992,479	$3	$4,824	$(127,974)	$21	$(123,126)
Issuance of Series B redeemable convertible preferred stock in connection with the settlement of the tranche right liability, net of issuance costs of $75	8,823,523	149,939	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(31,764,693)	(380,874)	33,321,149	33	380,841	—	—	380,874
Issuance of common stock from initial public offering, net of issuance costs of $3.9 million and underwriting fee of $20.5 million	—	—	17,250,000	17	268,776	—	—	268,793
Exercise of stock options, net of tax withholding	—	—	39,770	—	159	—	—	159
Stock-based compensation expense	—	—	—	—	6,004	—	—	6,004
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	(62,806)	—	(62,806)
Balances at December 31, 2024	—	$—	53,603,398	$53	$660,604	$(190,780)	$(25)	$469,852

The accompanying notes are an integral part of these consolidated financial statements.

Upstream Bio, Inc.

Consolidated statements of cash flows

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(62,806)	$(20,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	89	60
Stock-based compensation expense	6,004	3,325
Stock-based compensation expense - related party	—	102
Change in fair value of preferred stock tranche right liabilities	(2,859)	(15,527)
Series B issuance costs allocated to tranche right liability	—	134
Net amortization of premiums and accretion of discounts on short-term investments	(1,655)	(1,260)
Non-cash lease expense	182	82
Changes in operating assets and liabilities:
Accounts receivable - related party	(515)	314
Prepaid expenses and other assets	(1,008)	(6,237)
Accounts payable	2,017	1,278
Accrued expenses and other current liabilities	1,512	422
Operating lease liabilities	(133)	(82)
Net cash used in operating activities	(59,172)	(37,926)
Cash flows from investing activities:
Purchases of short-term investments	(290,609)	(128,990)
Maturities of short-term investments	231,635	46,292
Purchases of property and equipment	(511)	(144)
Net cash used in investing activities	(59,485)	(82,842)
Cash flows from financing activities:
Proceeds from the issuance of Series A redeemable convertible preferred stock(1)	—	80,000
Proceeds from the issuance of Series B redeemable convertible preferred stock including tranche right, net of issuance costs paid	149,924	49,432
Proceeds from initial public offering, net of underwriters discounts and commissions	272,723	—
Proceeds from exercises of stock options	159	118
Payments of initial public offering costs	(3,896)	—
Net cash provided by financing activities	418,910	129,550
Net increase in cash, cash equivalents and restricted cash	300,253	8,782
Cash, cash equivalents and restricted cash at beginning of period	25,833	17,051
Cash, cash equivalents and restricted cash at end of period	$326,086	$25,833
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$325,892	$25,833
Restricted cash	194	—
Total cash, cash equivalents and restricted cash at end of period	$326,086	$25,833
Supplemental cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$1,922	$36
Supplemental disclosure of non-cash investing and financing activities:
Settlement of Series A preferred stock tranche right liability	$—	$320
Settlement of Series B preferred stock tranche right liability	$15	$—
Initial public offering costs included in accounts payable	$34	$—

(1)
Includes related party amount of $10.0 million for the year ended December 31, 2023 (Note 16).

The accompanying notes are an integral part of these consolidated financial statements.

Upstream Bio, Inc.

Notes to consolidated financial statements

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

Stock split

On October 4, 2024, the Company effected a 1.049-for-one stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios of each series of the Company’s preferred stock (Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this stock split and adjustment of the preferred stock conversion ratios.

Liquidity

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically financed its operations principally through the issuance and sale of Series A redeemable convertible preferred stock (“Series A Preferred Stock”) and Series B redeemable convertible preferred stock (“Series B Preferred Stock”), which are collectively referred to as the “Preferred Stock”, and the proceeds from its initial public offering (“IPO”). In October 2024, the Company completed its IPO of its common stock. In connection with its IPO, the Company issued and sold 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs. The Company has incurred recurring losses and negative cash flows from operations since its inception and expects to continue to incur losses and negative cash flows for the foreseeable future as it continues the research and development of verekitug. The Company incurred net losses of $62.8 million and $20.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $190.8 million.

Upstream Bio, Inc.

Notes to consolidated financial statements

The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant product revenue, if ever, the Company expects to fund its operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, the Company may be required to delay, reduce or eliminate clinical programs, obtain funds through arrangements with collaborators on terms unfavorable to the Company or pursue merger or acquisition strategies. There can be no assurances the Company will be able to obtain additional funding. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

Basis of presentation

The accompanying consolidated financial statements reflect the operations of the Company. Intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2. Summary of Significant Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant estimates and assumptions reflected within these consolidated financial statements include, but are not limited to, prepaid and accrued research and development expenses, including those related to contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third-party vendors, the valuation of the Company’s common stock prior to the Company’s IPO in October 2024 and stock-based awards and the valuation of the preferred stock tranche right liabilities. Changes in estimates are recorded in the period in which they become known.

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

Foreign currency gains and losses

The functional currency and the reporting currency of the Company is the U.S. dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included as foreign exchange gains and

Upstream Bio, Inc.

Notes to consolidated financial statements

losses in other expense, net in the consolidated statements of operations and comprehensive loss. The Company has not recognized material foreign currency transaction gains or losses during the years ended December 31, 2024 and 2023.

Cash and cash equivalents

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents, and as of December 31, 2024 and 2023, includes amounts held in money market funds in the amount of $321.0 million and $23.3 million, respectively and in U.S. treasury bills of $4.2 million and $0, respectively.

Restricted cash

Restricted cash consisted of a letter of credit totaling $0.2 million as of December 31, 2024, that is required to be maintained in connection with the Company's lease arrangements. The letter of credit is in the name of the Company's landlord and is required to fulfill lease requirements in the event the Company should default on its lease obligations. As of December 31, 2024, the Company classified its restricted cash as non-current assets on the consolidated balance sheet based on the release date of the restriction. The Company did not hold a letter of credit as of December 31, 2023.

Short-term investments

Available-for-sale securities consist of investments with original maturities greater than 90 days at acquisition date. The Company classifies any investments with maturities beyond one year as short term, based on their highly liquid nature and because such available-for-sale securities represent the investment of cash that is available for current operations.

The Company’s debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ deficit. Realized gains and losses and declines in fair value due to credit-related factors are based on the specific identification method and are included as other expense, net in the consolidated statements of operations and comprehensive loss. The Company recorded interest income on available-for-sale investments of $12.1 million and $4.2 million during the years ended December 31, 2024 and 2023, respectively, which is classified as interest income in the consolidated statements of operations and comprehensive loss.

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

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the Preferred Stock or in stockholders’ deficit as a reduction of additional paid-in-capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. The Company did not have any deferred offering costs as of December 31, 2024 and December 31, 2023.

Fair value measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used

Upstream Bio, Inc.

Notes to consolidated financial statements

to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3 Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s cash equivalents, short-term investments and preferred stock tranche right liabilities are carried at fair value (Note 3).

Property and equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Computer equipment	3 years
Office equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Estimated useful lives are periodically assessed to determine if changes are appropriate. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or its estimated economic useful life. Lease terms are based upon the initial lease agreement and do not consider potential renewals or extensions until such time that the renewals or extensions are contracted. Expenditures for maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the consolidated balance sheets and any resulting gains or losses are included in the consolidated statements of operations and comprehensive loss in the period of disposal. Costs for capital assets not yet placed into service are capitalized as construction-in-progress and depreciated once placed into service.

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. For the years ended December 31, 2024 and 2023, the Company did not record any impairment losses on long-lived assets.

Operating leases

The Company determines if an arrangement is or contains a lease, as defined by ASU 2016-02, Leases (Topic 842) (“ASC 842”), at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. If an arrangement is determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease.

Upstream Bio, Inc.

Notes to consolidated financial statements

ASC 842 includes certain practical expedients that can be elected for new leases that are executed after the adoption of the new requirements. The Company elected the practical expedient to not separate lease and non-lease components. The Company also elected to apply the short-term lease recognition exemption which eliminates the requirement to present on the consolidated balance sheets leases with a term of 12 months or less. These two practical expedients were elected for all classes of underlying assets.

At the lease commencement date, the Company recognizes a lease liability and a right-of-use (“ROU”) asset representing its right to use the underlying asset over the lease term. The initial measurement of the lease liability is calculated as the present value of the future lease payments in the contract and the ROU asset is measured as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating lease or a finance lease. Operating lease cost is recognized on a straight-line basis over the lease term in the consolidated statements of operations and comprehensive loss.

The Company’s leases require other payments such as costs related to taxes, insurance, maintenance, and other expenses. These costs are generally variable in nature and based on the actual costs incurred and required by the lease. As the Company has elected to not separate lease and non-lease components for all classes of underlying asset, all variable costs associated with the lease are expensed in the period incurred and presented and disclosed as variable lease costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive financial covenants.

ASC 842 requires that a lessee use the rate implicit in the lease when measuring the lease liability and ROU asset. If the rate implicit in the lease is not readily determinable, the Company is permitted to use its incremental borrowing rate, which is defined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Since the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate when measuring its leases. The incremental borrowing rate is calculated by considering the Company’s credit standing, the lease term and the impact of collateral.

Most leases include options to renew and, or, terminate the lease, which can impact the lease term. The exercise of these options is at the Company’s discretion. Periods covered by an option to extend a lease are not included in the lease term as the Company is not reasonably certain it will exercise this option. Additionally, periods covered by an option to terminate the lease are included in the lease term as it is reasonably certain that the Company will not exercise this option.

Segment information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, its Chief Executive Officer, views the Company’s operations and manages its business on a consolidated basis as a single operating segment, which is the business of developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. Revenue is generated exclusively from transactions with a related party located in Japan, and all assets are held in the United States (Note 18).

Classification and accretion of redeemable convertible preferred stock

The holders of Preferred Stock have certain redemption rights in the event of a deemed liquidation event that, in certain situations, are not solely within the control of the Company and would call for the redemption of the then outstanding Preferred Stock (Note 8). Therefore, the Preferred Stock is classified as mezzanine equity outside of stockholders’ deficit on the consolidated balance sheets. The Company recorded the Preferred Stock at fair value upon issuance, net of tranche right liabilities (Note 8) and associated issuance costs. The Preferred Stock is not currently redeemable, and a deemed liquidation event is not currently probable. As such, the carrying values of the Preferred Stock are not being accreted to the redemption values. Subsequent adjustments to the carrying values of the Preferred Stock would be made only when a deemed liquidation event becomes probable. In connection with the IPO, all outstanding shares of convertible preferred stock converted into an aggregate of 33,321,149 shares of the Company’s common stock.

Preferred stock tranche right liabilities

The purchase agreements for the Company’s Preferred Stock provide the Company an obligation to issue additional Preferred Stock in subsequent closings upon the satisfaction of certain conditions (the “preferred stock tranche rights”) (Note 8).

Upstream Bio, Inc.

Notes to consolidated financial statements

The Company classified such preferred stock tranche rights as liabilities on its consolidated balance sheets (the “preferred stock tranche right liabilities”) as each preferred stock tranche right was determined to be a freestanding financial instrument that may require the Company to transfer assets to settle its obligation upon events outside of its control. The preferred stock tranche right liabilities were initially recorded at fair value upon the issuance date and are subsequently remeasured to fair value at each reporting date and immediately prior to being settled. Changes in fair value of the preferred stock tranche right liabilities are recognized as a component of other income, net in the consolidated statements of operations and comprehensive loss. Upon settlement of the tranche rights, the Company derecognized the related liability, and stopped recognizing changes in the fair value of the preferred stock tranche right liability. Any issuance costs allocated to the preferred stock tranche right liabilities were immediately expensed.

Revenue recognition

The Company enters into license arrangements, pursuant to which it may provide research and development services for third parties.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, (“ASC 606”), the Company performs the following five steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when, or as, the Company satisfies each performance obligation. At contract inception, the Company assesses whether the goods or services promised within each contract are a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. The Company then allocates the transaction price, the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services, to each performance obligation and recognizes the associated revenue when each performance obligation is satisfied.

In determining the appropriate amount of revenue to be recognized, the Company uses judgment to determine: (a) the number of performance obligations; (b) the transaction price; (c) the stand-alone selling price for each performance obligation identified in the contract; and (d) the contract term and pattern of satisfaction of the performance obligations. The Company uses judgment to determine whether milestones or other variable consideration should be included in the transaction price. The transaction price is allocated to the identified performance obligations on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At contract inception, the Company estimates the total costs required to satisfy the performance obligation and subsequently updates the estimate at each reporting period. Accordingly, the Company’s estimates may change in the future and those changes could result in a change in amounts of revenue recognized and could be material.

During the years ended December 31, 2024 and 2023, the Company generated revenue from a research and development arrangement with Maruho Co., Ltd (“Maruho”), a related party, which is accounted for under ASC 606. Pursuant to the agreement, the Company provides to Maruho research and development services related to verekitug in Japan, and Maruho reimburses the Company for these costs incurred in performing the research and development services (Note 15).

The Company records accounts receivable when its right to receive consideration is solely based on the passage of time. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within one year following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within one year following the balance sheet date are classified as deferred revenue, net of current portion. Payment terms and conditions generally require payment within 60 days of invoicing.

Research and development expenses

Research and development expenses are expensed as incurred. Research and development expenses include salaries and benefits, stock-based compensation expense, licensed technology, external costs of third-party vendors that conduct research and development activity on behalf of the Company, and other operational costs related to the Company’s research and development activities including costs related to a research and development arrangement with Maruho.

Upstream Bio, Inc.

Notes to consolidated financial statements

Prepaid and accrued research and development expenses

The Company recognizes research and development expense and records accruals for estimated costs of research and development activities conducted by third-party service providers, which include CROs that conduct research, preclinical studies and clinical trials on the Company’s behalf, including in connection with the Company’s research and development arrangement, and CMOs that manufacture the Company’s product candidate for use in preclinical and clinical trials. The majority of the Company’s service providers invoice in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. The Company makes estimates of the accrued expenses and includes these costs in accrued liabilities in the consolidated balance sheets and within research and development expense in the consolidated statements of operations and comprehensive loss based on facts and circumstances known to the Company at that time. These costs are a significant component of the Company’s research and development expenses.

The Company accrues for these costs based on factors such as estimates of the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and in accordance with agreements established with its third-party service providers for such services. The Company makes significant judgments and estimates in determining the accrued research and development liabilities balance at each reporting period. As actual costs become known, the Company adjusts its accrued estimates. To date, there have been no material adjustments to the Company’s estimates of accrued research and development expenses. The Company records advance payments to service providers as prepaid expenses and other current assets, which are expensed as the contracted services are performed. If the actual timing of the performance of services varies from the estimate, then the Company adjusts the amount of the accrued expense or the prepaid expense accordingly.

Asset acquisition and acquired in-process research and development expenses

The Company accounts for acquisitions of assets or a group of assets as asset acquisitions when substantially all of the fair value of the gross assets acquired are concentrated in a single asset or group of assets or when the definition of a business is not met. The Company accounts for asset acquisitions based on the cost to acquire the asset or group of assets, which include certain transaction costs. In an asset acquisition, the cost to acquire is allocated to the identifiable assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. No goodwill is recorded in an asset acquisition. Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”) assets. Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as acquired research and development expense as of the acquisition date.

General and administrative expenses

General and administrative expenses consist primarily of salaries and benefits, including stock-based compensation expense; professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include expenses for rent and maintenance of facilities and other operating costs. The Company expenses all general and administrative expenses as incurred.

Patent and trademarks

Costs to secure, defend and maintain patents, including those in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-based compensation expense

The Company measures all stock-based awards granted to employees, directors, and non-employee service providers based on fair value on the date of the grant, and recognizes the resulting fair value over the requisite service period. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The Company has elected to recognize stock-based compensation expense for service-based stock options with graded vesting on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense related to stock options that contain performance conditions only when it is considered probable that the performance condition will be achieved. Stock-based compensation expense for stock options with performance conditions is recognized using graded vesting. The Company accounts for forfeitures as they occur.

Upstream Bio, Inc.

Notes to consolidated financial statements

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on marketable securities held as available for sale. For the year ended December 31, 2024 and 2023, comprehensive loss includes net loss and unrealized gains (losses) on short-term investments.

Net loss per share

The Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company’s Preferred Stock is considered to be a participating security as the holders are entitled to receive dividends at a dividend rate payable in preference and priority to the holders of common stock. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period has been distributed. There is no allocation required under the two-class method during periods of loss since the participating securities do not have a contractual obligation to share in the losses of the Company.

Under the two-class method, basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by (i) adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities and (ii) dividing the diluted net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares. For purposes of this calculation, Preferred Stock and stock options to purchase common stock are considered potential dilutive common shares.

The Company has generated a net loss for each of the periods presented. Accordingly, basic and diluted net loss per share attributable to common stockholders are the same because the inclusion of the potentially dilutive securities would be anti-dilutive.

Income taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Upstream Bio, Inc.

Notes to consolidated financial statements

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for public business entities with fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 as of the required effective date, and applied the guidance retrospectively to all periods presented, and its adoption did not have a material impact on its consolidated financial statements. See Note 18, Segment Reporting, for further information and disclosures.

Recently issued accounting pronouncements not yet adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. The Company qualifies as an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, and has elected not to ‘‘opt out’’ of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to ‘‘opt out’’ of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$321,047	$—	$—	$321,047
U.S. treasury bills	4,173	—	—	4,173
Short-term investments:
U.S. treasury bills	—	77,165	—	77,165
U.S. government agency bonds	—	67,394	—	67,394
	$325,220	$144,559	$—	$469,779

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$23,314	$—	$—	$23,314
Short-term investments:
U.S. treasury bills	—	45,864	—	45,864
U.S. government agency bonds	—	38,113	—	38,113
	$23,314	$83,977	$—	$107,291
Liabilities:
Preferred stock tranche right liability (Series B)	$—	$—	$2,874	$2,874

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2024 and 2023.

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

Short-term investments consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$77,142	$37	$(14)	$77,165
U.S. government agency bonds	67,442	34	(82)	67,394
Total short-term investments:	$144,584	$71	$(96)	$144,559

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$45,863	$9	$(8)	$45,864
U.S. government agency bonds	38,093	23	(3)	38,113
Total short-term investments:	$83,956	$32	$(11)	$83,977

Upstream Bio, Inc.

Notes to consolidated financial statements

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	December 31, 2024	December 31, 2023
Due within one year	$109,943	$83,977
Due after one year through two years	34,616	—
Total available-for-sale securities	$144,559	$83,977

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

The following table presents the assumptions used in the option-pricing model to determine the fair value of the Series B preferred stock tranche right liability during the periods presented:

	2023
	June (Issuance Date)	December 31,
Expected volatility	51.0%	21.2%
Expected dividends	0.0%	0.0%
Expected term (in years)	0.80	0.25
Risk-free rate	5.3%	5.4%

Upstream Bio, Inc.

Notes to consolidated financial statements

The following table presents a roll-forward of the aggregate fair value of the Series A and Series B preferred stock tranche right liabilities, for which fair value was determined using Level 3 inputs (in thousands):

	Preferred Stock Tranche Right Liability
	Series A	Series B

Fair value at December 31, 2022	$6,947	$—
Fair value of Series B preferred stock tranche right liability at issuance	—	11,774
Change in fair value of preferred stock tranche right liabilities	(6,627)	(8,900)
Final settlement of Series A preferred stock tranche right liability	(320)	—
Fair value at December 31, 2023	—	2,874
Change in fair value of Series B preferred stock tranche right liability	—	(2,859)
Final settlement of Series B preferred stock tranche right liability	—	(15)
Fair value at December 31, 2024	$—	$—

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid research and development expense	$6,125	$6,436
Prepaid insurance	852	21
Interest receivable	567	138
Prepaid employee-related costs	58	123
Other	494	370
	$8,096	$7,088

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Office equipment	$465	$163
Computer equipment	202	36
Leasehold improvements	71	27
	738	226
Less: Accumulated depreciation and amortization	(156)	(67)
Property and equipment, net	$582	$159

Depreciation and amortization expense related to property and equipment, net was less than $0.1 million for each of the years ended December 31, 2024 and 2023.

Upstream Bio, Inc.

Notes to consolidated financial statements

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued external research and development expenses	$2,807	$1,437
Accrued employee compensation and benefits	2,697	2,168
Accrued consultant and professional fees	488	875
	$5,992	$4,480

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

As of December 31, 2023, the Company had an operating lease for office space at 460 Totten Pond Road, Waltham, Massachusetts. In July 2024, the Company provided notice of termination. This notice became effective on October 9, 2024, after which the Company’s rights and obligations under this lease ceased. The lease expired on June 30, 2024, after which the Company continued to pay rent on a month-to-month basis until October 9, 2024. Under its lease, the Company pays a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

The components of lease cost, which are included in the consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	December 31,
	2024	2023
Lease Cost:
Operating lease cost	$256	$88
Short-term lease cost	202	202
Variable lease cost	19	9
Total lease cost	$477	$299

Supplemental disclosure of cash flow information related to leases were as follows (in thousands):

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$207	$92

The weighted-average discount rate and remaining lease term were as follows:

	December 31,
	2024	2023
Weighted-average discount rate — operating leases	11.7%	15.7%
Weighted-average remaining lease term — operating leases	2.8	0.5

The maturities of operating lease liabilities were as follows (in thousands):

Upstream Bio, Inc.

Notes to consolidated financial statements

Year Ended December 31,	Amount
2025	$742
2026	759
2027	644
Total lease payments	2,145
Less: imputed interest	(311)
Present value of lease liabilities	1,834
Less: operating lease liabilities, current portion	(704)
Operating lease liabilities, net of current portion	$1,130

8. Redeemable convertible preferred stock

The Company has issued Series A Preferred Stock and Series B Preferred Stock, which are collectively referred to as the Preferred Stock. As of December 31, 2024 and 2023, the Company authorized the issuance of 31,764,693 shares of Preferred Stock, par value of $0.001 per share, of which 20,000,000 have been designated Series A Preferred Stock and 11,764,693 have been designated Series B Preferred Stock.

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

Issuance and sale of Series B redeemable convertible preferred stock

In June 2023, the Company executed the Series B Stock Preferred Purchase Agreement (the “Series B Agreement”) to issue and sell up to 11,764,693 shares of Series B Preferred Stock at a price of $17.00 per share. In the initial closing in June 2023, the Company issued 2,941,170 shares of Series B Preferred Stock resulting in gross cash proceeds of $50.0 million and incurred $0.6 million of issuance costs, of which $0.1 million was allocated to the preferred stock tranche right liability and recognized in the consolidated statement of operations and comprehensive loss as general and administrative expense. Pursuant to the Series B Agreement, the Company has the right (“Series B Option”) to issue and sell an additional 8,823,523 shares of Series B Preferred Stock (“Series B Option Shares”) at the same price of $17.00 per share after the initial closing but prior to March 31, 2024 upon

Upstream Bio, Inc.

Notes to consolidated financial statements

approval of at least six (6) board of directors of which at least one (1) has to be appointed by the holders of Series B Preferred Stock. If the Company does not exercise the Series B Option prior or at a date which would occur at the earlier of (i) March 31, 2024 or (ii) the closing of an acquisition agreement signed prior to March 31, 2024, the holders of Series B Preferred Stock will have the right but not obligation to require the Company to issue and sell the Series B Option Shares at the same purchase price of $17.00 per share (the “Series B preferred stock tranche right”). Upon the initial closing of the Series B Preferred Stock, the Company recorded a preferred stock tranche right liability of $11.8 million and a corresponding reduction to the carrying value of the Series B Preferred Stock. The fair value of the Series B preferred stock tranche right was allocated from the gross cash proceeds of $50.0 million of the Series B Preferred Stock issuance, and the residual value was then allocated to the Series B Preferred Stock.

In April 2024, pursuant to the satisfaction of the Series B Option contemplated in the Series B Agreement, the Company issued and sold 8,823,523 shares of Series B Preferred Stock at a price of $17.00 per share, which resulted in gross cash proceeds of $150.0 million. As a result of this issuance, the Series B preferred stock tranche right liability of less than $0.1 million was settled and the Series B Preferred Stock was recorded at its fair value of $150.0 million. The Company incurred less than $0.1 million of issuance costs in connection with the Series B Option closing.

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

As of December 31, 2024, in connection with the IPO, all outstanding shares of convertible preferred stock converted into an aggregate of 33,321,149 shares of the Company’s common stock.

Through December 31, 2024 and 2023, no cash dividends have been declared or paid.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

As of December 31, 2024 and 2023, the Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 and 40,664,346 shares, respectively, of $0.001 par value common stock. As of December 31, 2024 and 2023, there were 53,603,398 shares and 2,992,479 shares of common stock issued and outstanding, respectively.

In November 2023, the Company issued 20,980 shares of common stock to a related party investor. The Company recorded stock-based compensation expense of $0.1 million in connection with the issuance of these shares (Note 16).

10. Stock-based compensation

2021 Stock incentive plan

The Company’s 2021 Stock Option and Grant Plan (the “2021 Plan”) provided for the Company to grant incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards and restricted stock units (collectively, the “Awards”) to among others, members of the board of directors, employees, consultants and other key persons to the Company and its affiliates. The 2021 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board.

In October 2024, the Company completed its IPO, and in connection with the closing, the board of directors determined that no further awards would be granted under the 2021 Plan and any remaining options available for grant would cease to be available. Awards outstanding under the 2021 Plan will continue to be governed by their existing terms. Shares of unused common stock underlying any awards that are forfeited, canceled or reacquired by the Company prior to vesting will again be available for the grant of awards under the 2024 Plan.

2024 Stock option and incentive plan

On August 19, 2024, the Company’s board of directors adopted, and on October 4, 2024 its stockholders approved, the 2024 Stock Option and Incentive Plan (the “2024 Plan”), which became effective upon the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted shares of common stock and other stock-based awards. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent of the outstanding number of shares of its common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025, the number of shares of common stock that may be issued under the 2024 Plan increased by 2,680,169 shares of common stock.

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

As of December 31, 2024, the Company had a total of 9,411,177 shares of common stock reserved under the 2024 Plan and the 2021 Plan, and 2,920,606 shares available for future issuance under the 2024 Plan.

2024 Employee stock purchase plan

On August 19, 2024, the Company’s board of directors adopted, and on October 4, 2024 its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on January 1, 2025 and each January 1 thereafter through January 1, 2034, by the least of (i) 976,934 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2025, there was no increase to the number of shares of common stock that may be issued under the 2024 ESPP Plan.

Upstream Bio, Inc.

Notes to consolidated financial statements

As of December 31, 2024, the Company had 488,467 shares available for issuance under the 2024 ESPP and no shares had been issued under the 2024 ESPP.

Fair value inputs

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected option term is calculated based on the simplified method for awards with service-based conditions, which uses the midpoint between the vesting date and the contractual term, as the Company does not have sufficient historical data to develop an estimate based on participant behavior. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year Ended December 31,
	2024	2023
Per share fair value of common stock	$7.12	$4.52
Expected volatility	79.1%	77.0%
Expected dividends	0%	0%
Expected term (in years)	6.2	6.3
Risk-free rate	3.41%	1.94%

Stock options

The Company generally grants stock-based awards with service-based vesting. During the year ended December 31, 2024, the Company granted performance-based stock options to certain employees and directors for the purchase of an aggregate 1,206,249 shares of common stock with a vesting commencement date contingent upon the achievement of the Series B Option closing, which was achieved in April 2024. The Company determined that it met all the conditions to establish a grant date for these performance-based stock options at the original issuance date and that the performance condition was deemed probable of achievement, as the board of directors had approved the Series B Option closing prior to the grant date. The vesting of the performance-based stock options is also subject to the grantees’ continued service until the fourth anniversary of the Series B Option closing.

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the year ended December 31, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	4,166,107	$3.75	8.5	$4,648
Granted	3,472,281	7.12
Exercised	(39,770)	4.01
Forfeited	(1,104,280)	3.82
Expired	(3,767)	4.01
Outstanding as of December 31, 2024	6,490,571	$5.54	7.9	$71,266
Options exercisable December 31, 2024	1,993,278	$3.64	5.3	$25,507
Vested and expected to vest December 31, 2024	6,490,571	$5.54	7.9	$71,266

Upstream Bio, Inc.

Notes to consolidated financial statements

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024 and 2023 was $0.3 million and less than $0.1 million, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $5.10 and $3.08, respectively.

As of December 31, 2024, there was $15.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

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

As a result of these modifications, the Company recognized $0.7 million of incremental stock-based compensation during the year ended December 31, 2024.

The following table illustrates the classification of stock-based compensation in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative (1)	$4,842	$2,354
Research and development	1,162	1,073
	$6,004	$3,427

(1) Includes related party amounts of $0.1 million for the year ended December 31, 2023 (Note 16)

11. Income Taxes

The Company's entire pretax loss for the year ended December 31, 2024 and 2023 was from its U.S. domestic operations. During the years ended December 31, 2024 and 2023, the Company did not record a provision for income taxes because it has incurred net operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

Upstream Bio, Inc.

Notes to consolidated financial statements

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
US Federal statutory income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal benefit	(7.5)	(12.6)
Change in fair value of financial instruments	(1.0)	(15.9)
Research and development tax credits	(4.2)	(3.1)
Change in deferred tax asset valuation allowance	33.4	51.6
Stock-based compensation	0.3	1.2
Other permanent differences	0.0	(0.2)
Effective income tax rate	(0.0)%	(0.0)%

The significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$10,994	$6,985
Research and development tax credit carryforward	3,754	736
Operating lease liability	501	12
Accrued expenses	705	590
Stock-based compensation	2,261	861
Capitalized research and development expense	25,525	11,618
Amortization of acquired IPR&D	17,412	18,905
Total deferred tax assets before valuation allowance	61,152	39,707
Valuation allowance	(60,664)	(39,695)
Total deferred tax assets - net of valuation allowance	$488	$12
Deferred tax liabilities:
ROU asset	(488)	(12)
Total deferred tax liabilities	$(488)	$(12)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2024, the Company had federal and state net operating loss (“NOLs”) carryforwards of $37.6 million and $49.1 million, respectively. As of December 31, 2023, the Company had federal and state NOLs carryforwards of $25.0 million and $27.6 million, respectively. The federal NOLs are not subject to expiration and are limited in utilization to 80% of taxable income and the state NOLs begin to expire in 2041. The Company also has federal and state research and development credits of $3.5 million and $0.3 million, respectively, which will, if not utilized, begin to expire in 2043 and 2037, respectively.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance of $60.7 million and $39.7 million has been established as of December 31, 2024 and 2023, respectively.

Changes in valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increase in NOL carryforwards and research and development tax credit carryforwards, offset by amortization of acquired IPR&D in 2024 and were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Valuation allowance at beginning of year	$(39,695)	$(29,086)
Increases recorded to income tax provision	(20,969)	(10,609)
Valuation allowance at end of year	$(60,664)	$(39,695)

Upstream Bio, Inc.

Notes to consolidated financial statements

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed a study to assess whether a change of ownership has occurred, or whether there have been multiple ownership changes since its formation, due to the significant cost and complexity associated with a study. There could also be additional ownership changes in the future which may result in additional limitations on the utilization of NOL carryforwards and credits.

As of December 31, 2024, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2021, to the present. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

12. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(62,806)	$(20,537)
Preferred Stock cumulative dividends	(13,589)	(17,718)
Net loss attributable to common stockholders	$(76,395)	$(38,255)
Denominator:
Weighted-average common shares outstanding, basic and diluted	13,682,326	2,953,756
Net loss per share attributable to common stockholders, basic and diluted	$(5.58)	$(12.95)

Prior to June 2023, the Company’s Series A Preferred Stockholders were not entitled to cumulative dividends. In connection with the Series B Agreement in June 2023, the Company modified the dividend rights for its Series A Preferred Stockholders such that they became entitled to cumulative dividends based on the original issuance dates of the respective Series A Preferred Stock (Note 8). As such, the Company calculated its net loss attributable to common stockholders for the year ended December 31, 2023 and for the year ended December 31, 2024 up through the date of the IPO when the Preferred Stock converted to common stock by adjusting its net loss for the aggregate cumulative dividends that had accrued since the original issuances dates in the period in which the Preferred Stockholders became legally entitled to such dividends.

The Company’s potentially dilutive securities, which include stock options to purchase common stock and Preferred Stock as of December 31, 2023, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2024	2023
Preferred Stock (as converted to common stock)(1)	—	24,065,280
Stock options to purchase common stock	6,490,571	4,166,107
	6,490,571	28,231,387

Upstream Bio, Inc.

Notes to consolidated financial statements

(1)
As of December 31, 2023, the Preferred Stock excludes 8,823,523 shares of Series B Preferred Stock (or 9,255,869 shares as converted to common stock) that were contingently issuable upon settlement of the Series B preferred stock tranche right liability (Note 8).

13. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of December 31, 2024 and 2023, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

14. License agreements

License agreement with Lonza

In October 2021, in connection with an asset purchase agreement entered into with Astellas Pharma, Inc. (“Astellas”), the Company and Lonza Sales AG (“Lonza”) entered into a license agreement (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, the Company obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for verekitug (formerly referred to as ASP7266 and UPB-101, collectively referred to as “the Compound”) developed by Astellas.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

During the years ended December 31, 2024 and 2023, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During the years ended December 31, 2024 and 2023, the Company made an annual payment in the amount of $0.5 million and $0.4 million, respectively, to Lonza pursuant to the Lonza License Agreement and recognized it as research and development expense in the consolidated statements of operations and comprehensive loss.

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

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of December 31, 2024 consisted solely of variable consideration. The variable consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

During the year ended December 31, 2023, the Company received a prepayment of $2.4 million from Maruho for research and development services to be provided by the Company under the Maruho Agreement. During the year ended December 31, 2023, the Company recognized $2.4 million of related revenue from the prepayments, resulting in no deferred revenue as of December 31, 2023. The Company did not receive any prepayments or recognize any deferred revenue during the year ended December 31, 2024.

16. Related parties

In October 2021, the Company entered into the Maruho Agreement (Note 15). Maruho is considered to be a related party because it is one of the co-founders of the Company and has representation on the Company’s board of directors. During the years ended December 31, 2024 and 2023, the Company received payments of $1.9 million and $2.7 million, respectively, in cost reimbursements from Maruho. The Company recorded related party collaboration revenue of $2.4 million during each of the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there was $0.6 million and $0.1 million in related party accounts receivable, respectively, representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

Upstream Bio, Inc.

Notes to consolidated financial statements

In February 2023, the Company issued 1,000,000 shares of Series A Preferred Stock to Maruho for gross proceeds of $10.0 million.

In November 2023, the Company issued 20,980 shares of common stock to a related party investor. The Company recorded stock-based compensation expense of $0.1 million in connection with the issuance of these shares (Note 9).

17. Employee benefit plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made $0.2 million in contributions to the plan during each of the years ended December 31, 2024 and 2023.

18. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from transactions with a related party located in Japan. The Company’s chief executive officer, who is the CODM, manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of December 31, 2024, the Company’s cash, cash equivalents and short-term investments were $470.5 million.

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Collaboration revenue - related party	$2,370	$2,380
Operating expenses:
Research and development:
Verekitug program:
Asthma indication	28,069	14,537
CRSwNP indication	10,524	3,330
COPD indication	3,115	—
Personnel expenses (including stock-based compensation of $1,162 and $1,073, respectively)	9,911	7,588
Manufacturing costs	6,580	3,373
Professional fees and other	4,767	2,971
Total research and development expenses	62,966	31,799
General and administrative:
Personnel expenses (including stock-based compensation of $4,842 and $2,354, respectively)	10,842	6,352
Professional fees	4,349	3,347
Other (including depreciation of $89 and $60, respectively)	1,977	996
Total general and administrative expenses	17,168	10,695
Total operating expenses	80,134	42,494
Loss from operations	(77,764)	(40,114)
Other income (expense):
Change in fair value of preferred stock tranche right liabilities	2,859	15,527
Interest income	12,123	4,165
Other expense, net	(24)	(115)
Total other income, net	14,958	19,577
Segment and consolidated net loss	$(62,806)	$(20,537)