Form 10-Q
period 2025-03-31
Upstream Bio, Inc.
filed 2025-05-06
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 53,793,703 shares of common stock, $0.001 par value per share, outstanding.

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
•
general economic, industry, and market conditions, including interest rates, tariffs and inflation;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Upstream Bio, Inc.

Condensed consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$71,312	$325,892
Short-term investments	360,068	144,559
Accounts receivable	566	613
Prepaid expenses and other current assets	21,841	8,096
Total current assets	453,787	479,160
Property and equipment, net	539	582
Operating lease right-of-use assets	1,649	1,783
Restricted cash	194	194
Total assets	$456,169	$481,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,718	$4,041
Accrued expenses and other current liabilities	4,141	5,992
Operating lease liabilities, current portion	708	704
Total current liabilities	9,567	10,737
Operating lease liabilities, net of current portion	992	1,130
Total liabilities	10,559	11,867
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 53,640,895 and 53,603,398 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	53	53
Additional paid-in capital	663,239	660,604
Accumulated other comprehensive income (loss)	368	(25)
Accumulated deficit	(218,050)	(190,780)
Total stockholders’ equity	445,610	469,852
Total liabilities and stockholders’ equity	$456,169	$481,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$566	$640
Operating expenses:
Research and development	25,797	11,691
General and administrative	6,782	3,962
Total operating expenses	32,579	15,653
Loss from operations	(32,013)	(15,013)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	2,859
Interest income	4,743	1,266
Other expense, net	—	(6)
Total other income, net	4,743	4,119
Net loss	$(27,270)	$(10,894)
Redeemable convertible preferred stock cumulative dividends	—	(3,116)
Net loss attributable to common stockholders	$(27,270)	$(14,010)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(4.68)
Weighted-average common shares outstanding, basic and diluted	53,617,723	2,995,607

Comprehensive loss:
Net loss	$(27,270)	$(10,894)
Unrealized gain (loss) on investments, net of tax	393	(42)
Total other comprehensive income (loss)	393	(42)
Comprehensive loss	$(26,877)	$(10,936)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances at December 31, 2023	22,941,170	$230,935	2,992,479	$3	$4,824	$(127,974)	$21	$(123,126)
Exercise of stock options, net of tax withholding	—	—	3,563	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	643	—	—	643
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	(10,894)	—	(10,894)
Balances at March 31, 2024	22,941,170	$230,935	2,996,042	$3	$5,479	$(138,868)	$(21)	$(133,407)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	53,603,398	$53	$660,604	$(190,780)	$(25)	$469,852
Exercise of stock options, net of tax withholding	37,497	—	—	—	—	—
Stock-based compensation expense	—	—	2,635	—	—	2,635
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	393	393
Net loss	—	—	—	(27,270)	—	(27,270)
Balances at March 31, 2025	53,640,895	$53	$663,239	$(218,050)	$368	$445,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of cash flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,270)	$(10,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	43	13
Stock-based compensation expense	2,635	643
Change in fair value of preferred stock tranche right liability	—	(2,859)
Net amortization of premiums and accretion of discounts on short-term investments	(1,735)	(623)
Non-cash lease expense	134	21
Changes in operating assets and liabilities:
Accounts receivable	47	(640)
Prepaid expenses and other assets	(13,745)	(1,702)
Accounts payable	711	(615)
Accrued expenses and other current liabilities	(1,851)	(884)
Operating lease liabilities	(134)	(22)
Net cash used in operating activities	(41,165)	(17,562)
Cash flows from investing activities:
Purchases of short-term investments	(266,056)	(23,412)
Maturities of short-term investments	52,675	37,264
Net cash provided by (used in) investing activities	(213,381)	13,852
Cash flows from financing activities:
Share subscription obligation(1)	—	9,375
Payments of deferred offering costs	(34)	—
Proceeds from exercises of stock options	—	12
Net cash provided by (used in) financing activities	(34)	9,387
Net increase (decrease) in cash, cash equivalents and restricted cash	(254,580)	5,677
Cash, cash equivalents and restricted cash at beginning of period	326,086	25,833
Cash, cash equivalents and restricted cash at end of period	$71,506	$31,510
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$71,312	$31,510
Restricted cash	194	—
Total cash, cash equivalents and restricted cash at end of period	$71,506	$31,510
Supplemental disclosure of non-cash investing and financing activities:
Initial public offering costs included in accrued expenses	$—	$52

(1) Related to proceeds received prior to the satisfaction of the Series B Option in April 2024 (Note 8).

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically financed its operations principally through the issuance and sale of redeemable convertible preferred stock and the proceeds from its initial public offering (“IPO”), which was completed in October 2024. In connection with its IPO, the Company issued and sold 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs. The Company has incurred recurring losses and negative cash flows from operations since its inception and expects to continue to incur losses and negative cash flows for the foreseeable future as it continues the research and development of verekitug. The Company incurred net losses of $27.3 million and $10.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $218.1 million.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2025 and the results of operations for the three month interim periods ended March 31, 2025 and 2024. The condensed balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Since the date of those financial statements, there have been no material changes to its significant accounting policies.

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

Recently issued accounting pronouncements not yet adopted

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$40,209	$—	$—	$40,209
U.S. treasury bills	—	29,949	—	29,949
Short-term investments:
U.S. treasury bills	—	104,259	—	104,259
U.S. government agency bonds	—	255,809	—	255,809
	$40,209	$390,017	$—	$430,226

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$321,047	$—	$—	$321,047
U.S. treasury bills	4,173	—	—	4,173
Short-term investments:
U.S. treasury bills	—	77,165	—	77,165
U.S. government agency bonds	—	67,394	—	67,394
	$325,220	$144,559	$—	$469,779

For the three months ended March 31, 2025 and for the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s U.S. treasury bills and U.S. government agency bonds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

Short-term investments consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$104,264	$8	$(13)	$104,259
U.S. government agency bonds	255,436	401	(28)	255,809
Total short-term investments:	$359,700	$409	$(41)	$360,068

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$77,142	$37	$(14)	$77,165
U.S. government agency bonds	67,442	34	(82)	67,394
Total short-term investments:	$144,584	$71	$(96)	$144,559

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	March 31, 2025	December 31, 2024
Due within one year	$251,270	$109,943
Due after one year through two years	108,798	34,616
Total available-for-sale securities	$360,068	$144,559

Valuation of preferred stock tranche right liabilities

The preferred stock tranche right liability in the table below is composed of the fair value of the obligation to issue Series B redeemable convertible preferred stock (“Series B Preferred Stock”) (Note 8). The fair value of the preferred stock tranche right liability was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy.

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

The most significant assumption in the valuation model impacting the fair value of the preferred stock tranche right liability is the fair value of the Company’s Series B Preferred Stock as of each measurement date. The Company determined the fair value per share of the underlying Series B Preferred Stock by taking into consideration the most recent sales of its Series B Preferred Stock, results obtained from third-party valuations and additional factors the Company deemed relevant. As of March 31, 2024, the fair value of Series B Preferred Stock was $16.114 per share. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining estimated time to the tranche closing. The volatility is based on the historical volatility of publicly traded peer companies adjusted for the seniority of the Series B Preferred Stock. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Changes in these inputs can have a significant impact on the fair value of the preferred stock tranche right liability. In April 2024, upon satisfaction of certain conditions, the Company issued and sold 8,823,523 shares of Series B Preferred Stock at a price of $17.00 per share, which resulted in the settlement of the associated Series B preferred stock tranche right liability. The fair value of Series B Preferred Stock was $17.002 per share upon the closing.

The following table presents the assumptions used in the option-pricing model to determine the fair value of the Series B preferred stock tranche right liability during the period presented:

March 31, 2024
Expected volatility	6.4%
Expected dividends	0.0%
Expected term (in years)	0.81
Risk-free rate	5.5%

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

The following table presents a roll-forward of the fair value of the Series B preferred stock tranche right liability during the three months ended March 31, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability

Fair value at December 31, 2023	$2,874
Fair value of Series B preferred stock tranche right liability at issuance	(2,859)
Fair value at March 31, 2024	$15

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid research and development expense	$18,826	$6,125
Interest receivable	1,172	567
Prepaid insurance	698	852
Prepaid employee-related costs	145	58
Other	1,000	494
	$21,841	$8,096

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Office equipment	$465	$465
Computer equipment	202	202
Leasehold improvements	71	71
	738	738
Less: Accumulated depreciation and amortization	(199)	(156)
Property and equipment, net	$539	$582

Depreciation and amortization expense related to property and equipment, net was less than $0.1 million for the three months ended March 31, 2025 and 2024.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued external research and development expenses	$2,285	$2,807
Accrued consultant and professional fees	981	488
Accrued employee compensation and benefits	875	2,697
	$4,141	$5,992

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

7. Leases

As of March 31, 2025, the Company was a party to a lease related to commercial real estate under a non-cancelable lease term.

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

8. Redeemable convertible preferred stock

The Company has issued Series A redeemable convertible preferred stock (“Series A Preferred Stock”) and Series B Preferred Stock, which are collectively referred to as the Preferred Stock.

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

In April 2024, pursuant to the satisfaction of the Series B Option contemplated in the Series B Agreement, the Company issued and sold 8,823,523 shares of Series B Preferred Stock at a price of $17.00 per share, which resulted in gross cash proceeds of $150.0 million. As of March 31, 2024, the Company had a share subscription obligation of $9.4 million which reflected proceeds received from a Series B investor prior to the satisfaction of the Series B Option. As a result of this issuance, the Series B preferred stock tranche right liability of less than $0.1 million was settled and the Series B Preferred Stock was recorded at its fair value of $150.0 million. The Company incurred less than $0.1 million of issuance costs in connection with the Series B Option closing.

Upon issuance of the Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features.

As of March 31, 2025 and December 31, 2024, there were no shares of redeemable convertible preferred stock issued or outstanding.

The Company’s amended and restated certificate of incorporation authorized the issuance of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of March 31, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

9. Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

dividend rights of the Preferred Stock. When dividends are declared on shares of common stock, the Company must declare at the same time a dividend payable to the holders of Preferred Stock equivalent to the dividend amount they would receive if each share of Preferred Stock were converted into common stock. The Company may not pay dividends to common stockholders until all dividends accrued or declared but unpaid on the Preferred Stock have been paid in full. To date, no dividends have been declared.

As of March 31, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2025 and December 31, 2024, there were 53,640,895 shares and 53,603,398 shares of common stock issued and outstanding, respectively.

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

2024 Stock option and incentive plan

On August 19, 2024, the Company’s board of directors adopted, and on October 4, 2024 its stockholders approved, the 2024 Stock Option and Incentive Plan (the “2024 Plan”), which became effective upon the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted shares of common stock and other stock-based awards. The number of shares initially reserved for issuance under the 2024 Plan is 3,180,000 shares. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In addition, the number of shares reserved and available for issuance under the 2024 Plan automatically increased on January 1, 2025 and will automatically increase on each January 1 thereafter, by five percent of the outstanding number of shares of its common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2025, the number of shares of common stock that may be issued under the 2024 Plan increased by 2,680,169 shares of common stock.

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

As of March 31, 2025, the Company had a total of 12,053,849 shares of common stock reserved under the 2024 Plan and the 2021 Plan and 4,126,336 shares available for future issuance under the 2024 Plan.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

As of March 31, 2025 and December 31, 2024, the Company had 488,467 shares reserved for issuance under the 2024 ESPP and no shares had been issued under the 2024 ESPP.

Fair value inputs

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Three Months Ended March 31,
	2025	2024
Per share fair value of common stock	$8.58	$5.69
Expected volatility	92.1%	77.8%
Expected dividends	0%	0%
Expected term (in years)	6.0	6.3
Risk-free rate	4.31%	3.63%

Stock options

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the three months ended March 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	6,490,571	$5.54	7.9	$71,266
Granted	1,573,250	8.58
Exercised	(37,497)	3.32
Forfeited	(6,448)	13.78
Expired	(92,363)	3.57
Outstanding as of March 31, 2025	7,927,513	$6.17	8.2	$7,593
Options exercisable March 31, 2025	2,192,786	$3.89	5.9	$5,008
Vested and expected to vest March 31, 2025	7,927,513	$6.17	8.2	$7,593

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 was $6.64 and $4.02, respectively.

As of March 31, 2025, there was $23.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

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

As a result of these modifications, the Company recognized $0.7 million of incremental stock-based compensation during the three months ended March 31, 2024 which was partially offset by the reversal of expense related to unvested stock options upon termination.

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$2,155	$392
Research and development	480	251
	$2,635	$643

11. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of March 31, 2025 or March 31, 2024. The Company’s effective federal and state tax rate for each of the three months ended March 31, 2025 and 2024 was 0%, and the Company did not record any income tax expense or benefit during each of the three months ended March 31, 2025 and 2024, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset. All losses before income taxes arose in the United States.

12. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(27,270)	$(10,894)
Preferred Stock cumulative dividends	—	(3,116)
Net loss attributable to common stockholders	$(27,270)	$(14,010)
Denominator:
Weighted-average common shares outstanding, basic and diluted	53,617,723	2,995,607
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(4.68)

Prior to June 2023, the Company’s Series A Preferred Stockholders were not entitled to cumulative dividends. In connection with the Series B Agreement in June 2023, the Company modified the dividend rights for its Series A Preferred Stockholders such that they became entitled to cumulative dividends based on the original issuance dates of the respective Series A Preferred Stock. As such, for the three months ended March 31, 2024, the Company calculated its net loss attributable to common stockholders by adjusting its net loss for the aggregate cumulative dividends that had accrued since the original issuances dates in the period in which the Preferred Stockholders became legally entitled to such dividends.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of March 31,
	2025	2024
Preferred Stock (as converted to common stock)(1)	—	24,065,280
Stock options to purchase common stock	7,927,513	3,860,541
	7,927,513	27,925,821

(1)
For the three months ended March 31, 2024, the Preferred Stock excludes 8,823,523 shares of Series B Preferred Stock (or 9,255,869 shares as converted to common stock) that were contingently issuable upon settlement of the Series B preferred stock tranche right liability (Note 8).

13. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of March 31, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

During each of the three months ended March 31, 2025 and 2024, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During the three months ended March 31, 2024, the Company made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. During the three months ended March 31, 2025, the Company had $0.5 million included in accounts payable in connection with the annual license payment pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

15. Revenue

Maruho agreement

In October 2021, in connection with an asset purchase agreement entered into with Astellas, the Company entered into an agreement (as amended, the “Maruho Agreement”), under which it granted Maruho Co., Ltd (“Maruho”) an exclusive, irrevocable, perpetual, royalty-free, sublicensable (subject to its right of first negotiation) license. Pursuant to the Maruho Agreement, the Company maintains its responsibility for and controls the global research and development of the Maruho license product, including in Japan. The Company will conduct specified clinical trial activities for Japan as part of its global research and development plan. Maruho will reimburse the Company for the costs of these research and development activities, including the cost of drug supply. Maruho has the right to terminate the Maruho Agreement at any time by providing 60 days prior written notice to the Company with no substantial penalty.

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of March 31, 2025 consisted solely of variable consideration. The variable consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

16. Related parties

In October 2021, the Company entered into the Maruho Agreement (Note 15). Through the date of the IPO, Maruho was considered to be a related party because it was one of the co-founders of the Company and had representation on the Company’s board of directors. Since the closing of the IPO in October 2024, Maruho is no longer considered a related party as they have no longer have representation on the Company’s board of directors. During the three months ended March 31, 2025, the Company received payments of $0.6 million in cost reimbursements from Maruho. The Company did not receive any cost reimbursements from Maruho during the three months ended March 31, 2024. The Company recorded collaboration revenue of $0.6 million during each of the three months

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, there was $0.6 million in accounts receivable, representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

17. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from the Maruho License Agreement. The Company’s chief executive officer, who is the CODM, manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of March 31, 2025, the Company’s cash, cash equivalents and short-term investments were $431.4 million.

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$566	$640
Operating expenses:
Research and development:
Verekitug program:
Asthma indication	10,021	6,158
COPD indication	5,687	—
CRSwNP indication	2,763	1,560
Personnel expenses	3,705	2,435
Manufacturing costs	2,129	351
Professional fees and other	1,492	1,187
Total research and development expenses	25,797	11,691
General and administrative:
Personnel expenses	4,232	2,377
Professional fees	1,496	1,126
Other	1,054	459
Total general and administrative expenses	6,782	3,962
Total operating expenses	32,579	15,653
Loss from operations	(32,013)	(15,013)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	2,859
Interest income	4,743	1,266
Other expense, net	—	(6)
Total other income, net	4,743	4,119
Segment and consolidated net loss	$(27,270)	$(10,894)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma and chronic rhinosinusitis with nasal polyps (“CRSwNP”) and have initiated planning activities for a Phase 2 trial in chronic obstructive pulmonary disease (“COPD”) and a long-term safety and efficacy extension study (“Phase 2 LTE”) in certain adult patients with severe asthma following completed participation in our severe asthma Phase 2 trial. We completed enrollment in our CRSwNP Phase 2 clinical trial in January 2025 and expect to report top-line data from this trial in the third quarter of 2025, enabling regulatory discussions and preparations for a Phase 3 program in CRSwNP. We anticipate reporting top-line data from our severe asthma Phase 2 trial in the first half of 2026 and plan to dose the first patient in our COPD program in mid-2025. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the issuance and sale of our redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”). As of March 31, 2025, we have received total gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock. In October 2024, we completed our IPO in which we issued and sold 17,250,000 shares of our common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, we received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs.

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the three months ended March 31, 2025 and 2024, we reported net losses of $27.3 million and $10.9 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of March 31, 2025, we had an accumulated deficit of $218.1 million, and we had cash, cash equivalents and short-term investments of $431.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

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

As a result, we will need additional financing to support our continuing operations. To date, we have funded our operations primarily with the sale of our redeemable convertible preferred stock and the proceeds from our IPO. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration arrangements with third parties. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to fund our operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of verekitug and one or more potential future product candidates, which could have a material adverse effect on our business, results of operations or financial condition.

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

Asset purchase and license agreements

Below is a summary of the key terms for certain of our asset purchase and license agreements. For a more detailed description of these agreements, see the section titled “Business—Asset purchase and license agreements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

During the three months ended March 31, 2025, we received payments from Maruho in the amount of $0.6 million. We did not receive any payments from Maruho during the three months ended March 31, 2024.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with Wuxi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During the year ended December 31, 2024, we made an annual payment to Lonza in the amount of $0.5 million, which was paid during the three months ended March 31, 2024. During the three months ended March 31, 2025, we had $0.5 million included in accounts payable in connection with the annual payment pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

Components of our results of operations

Collaboration revenue

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

Other income (expense)

Change in fair value of preferred stock tranche right liability

In connection with our Series B redeemable convertible preferred stock (“Series B Preferred Stock”) financing, we issued shares under a stock purchase agreement that provided an obligation for us to issue additional Series B Preferred Stock in subsequent closings upon the satisfaction of certain conditions. The Series B tranche right liability was settled in April 2024 upon the satisfaction of relevant conditions. We classified the preferred stock tranche right as a liability on our consolidated balance sheets and initially recorded it at fair value upon the issuance date of the right. We remeasured the tranche right liability to fair value at each reporting date and immediately prior to being settled, and recognized changes in the fair value of the preferred stock tranche right liability as a component of other income (expense) in our consolidated statements of operations and comprehensive loss. Upon settlement of the tranche right, we derecognized the related liability, and stopped recognizing changes in the fair value of the preferred stock tranche right liability.

Interest income

Interest income consists of interest earned on money market funds, U.S. treasury bills and U.S. government agency bond investments.

Other income (expense), net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income taxes

We recorded a full valuation allowance of our deferred tax asset position as of March 31, 2025 and December 31, 2024 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$566	$640	$(74)
Operating expenses:
Research and development	25,797	11,691	14,106
General and administrative	6,782	3,962	2,820
Total operating expenses	32,579	15,653	16,926
Loss from operations	(32,013)	(15,013)	(17,000)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	2,859	(2,859)
Interest income	4,743	1,266	3,477
Other expense, net	—	(6)	6
Total other income, net	4,743	4,119	624
Net loss	$(27,270)	$(10,894)	$(16,376)

Collaboration revenue

Collaboration revenue was $0.6 million for each of the three months ended March 31, 2025 and 2024. Revenue during each of the three months ended March 31, 2025 and 2024 was primarily related to the work performed associated with our Phase 2 clinical trial in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$10,021	$6,158	$3,863
COPD indication	5,687	—	5,687
CRSwNP indication	2,763	1,560	1,203
Unallocated research and development expense:
Personnel expenses (including stock-based compensation)	3,705	2,435	1,270
Manufacturing costs	2,129	351	1,778
Professional fees	653	596	57
Other unallocated expenses	839	591	248
Total research and development expense	$25,797	$11,691	$14,106

Research and development expenses were $25.8 million for the three months ended March 31, 2025 compared to $11.7 million for the three months ended March 31, 2024. The increase of $14.1 million was primarily driven by an increase of $10.8 million in expenses directly related to our verekitug program and $3.3 million of unallocated research and development expenses.

The increase in direct costs of $3.9 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 clinical trial during and the initiation of planning activities associated with our Phase 2 LTE study during the three months ended March 31, 2025, compared to the same period in 2024. The increase in direct costs of $5.7 million related to the COPD indication was due to the costs associated with planning activities for our COPD Phase 2 clinical trial for which there were no comparable expenses during the same period of 2024. The increase in direct costs of $1.2 million related to the CRSwNP indication was primarily due to continued progress associated with our Phase 2 clinical trial during the three months ended March 31, 2025 compared to the same period in 2024.

The increase in manufacturing costs of $1.8 million was primarily attributable to an increase in CMO costs for the development of Phase 3 clinical material during the three months ended March 31, 2025, compared to the same period in 2024. The increase in personnel expenses of $1.3 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the three months ended March 31, 2025 and 2024 included stock-based compensation expense of $0.5 million and $0.3 million, respectively.

We begin to separately track program expenses at development candidate nomination. Through March 31, 2025, we have incurred approximately $61.0 million, $16.7 million and $8.8 million in direct external expenses for the development of verekitug for severe asthma, CRSwNP and COPD, respectively, since their development candidate nominations.

General and administrative expenses

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$4,232	$2,377	$1,855
Professional fees	1,496	1,126	370
Other	1,054	459	595
Total general and administrative expense	$6,782	$3,962	$2,820

General and administrative expenses were $6.8 million for the three months ended March 31, 2025 compared to $4.0 million for the three months ended March 31, 2024. The increase of $2.8 million was primarily driven by an increase in personnel expenses of $1.9 million due to increased headcount in our general and administrative functions. Personnel expenses for the three months ended March 31, 2025 and 2024 included stock-based compensation expense of $2.2 million and $0.4 million, respectively. Additionally, there was an increase of $0.4 million of professional fees primarily related to market research costs, legal fees and recruiting fees. Other expenses increased by $0.6 million primarily due to an increase in corporate insurance and occupancy costs.

Other income (expense)

Change in fair value of preferred stock tranche right liability

We recorded other income for the change in the fair value of the preferred stock tranche right liability of $2.9 million for the three months ended March 31, 2024 related to the Series B preferred stock tranche right liability, for which there was no comparable income during the three months ended March 31, 2025 as the Series B was settled in April 2024. The change in fair value of the Series B preferred stock tranche right liability was due to changes in the assumptions used in the valuation model during the period, including the estimated fair value of the Series B Preferred Stock, volatility and estimated time to the tranche closing.

Interest income

Interest income was $4.7 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively, representing an increase of $3.4 million. The increase in interest income was due to increased balances in our money market funds, U.S. treasury bills and U.S. government agency bonds held during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have funded our operations primarily with the sale of our redeemable convertible preferred stock and the proceeds from our IPO. Through March 31, 2025, we have received gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock and $268.8 million in net proceeds from our IPO. As of March 31, 2025, we had cash, cash equivalents and short-term investments of $431.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(41,165)	$(17,562)
Net cash provided by (used in) investing activities	(213,381)	13,852
Net cash provided by (used in) financing activities	(34)	9,387
Net increase (decrease) in cash, cash equivalents and restricted cash	$(254,580)	$5,677

Operating activities

During the three months ended March 31, 2025, operating activities used $41.2 million of cash, resulting primarily from our net loss of $27.3 million, changes in operating assets and liabilities of $15.0 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $1.7 million, partially offset by non-cash stock-based compensation expense of $2.6 million. Net cash used in changes in operating assets and liabilities was primarily driven by a $13.7 million increase in prepaid expenses and other current assets due to upfront payments to CROs for planning activities associated with our COPD Phase 2 trial and our Phase 2 LTE study in patients with severe asthma and a $1.9 million decrease in accrued expenses and other current liabilities, partially offset by a $0.7 million increase in accounts payable.

During the three months ended March 31, 2024, operating activities used $17.6 million of cash, resulting primarily from our net loss of $10.9 million, changes in operating assets and liabilities of $3.9 million, non-cash changes in fair value of the preferred stock tranche right liability of $2.9 million, non-cash amortization of premiums and accretion of discounts on short-term investments of $0.6 million, partially offset by non-cash stock-based compensation expense of $0.6 million. Net cash used in changes in operating assets and liabilities was driven by a $1.7 million increase in prepaid expenses and other current assets and a $0.9 million decrease in accrued expenses and other current liabilities, a $0.6 million decrease in accounts receivable and a $0.6 million decrease accounts payable. The decrease in accounts receivable resulted primarily from the timing of revenue recognition compared to the timing of payments from Maruho for qualifying reimbursable expenses related to the Maruho License Agreement.

For all periods presented, changes in prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities not described above were generally due to the growth in our business, the advancement of our clinical programs, and the timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2025, net cash used in investing activities was $213.4 million, consisting of purchases of short-term investments of $266.1 million, net of maturities of short-term investments of $52.7 million.

During the three months ended March 31, 2024, net cash provided by investing activities was $13.9 million, consisting of purchases of short-term investments of $23.4 million, net of maturities of short-term investments of $37.3 million.

Financing activities

There were no material financing activities during the three months ended March 31, 2025.

During the three months ended March 31, 2024, net cash provided by financing activities was $9.4 million, primarily consisting of partial net proceeds from the issuance of Series B Preferred Stock, which settled in April 2024.

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

During each of the three months ended March 31, 2025 and 2024, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During the year ended December 31, 2024, we made an annual payment to Lonza in the amount of $0.5 million, which was paid during the three months ended March 31, 2024. During the three months ended March 31, 2025, we had $0.5 million included in accounts payable in connection with the annual license payment pursuant to the Lonza License Agreement. These payments were recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

Critical accounting estimates and significant judgments

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The preparation of these condensed consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and revenues and expenses that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2025, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recently issued and adopted accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We are also a “smaller reporting company,” meaning that the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our common stock and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million~~.~~ measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*” are newly added or have been materially updated from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. Our net losses totaled $27.3 million and $10.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $218.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

As of March 31, 2025, we had cash, cash equivalents and short-term investments in the amount of $431.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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

We currently have a single product candidate, verekitug, which is in Phase 2 clinical development for the treatment of severe asthma and chronic rhinosinusitis with nasal polyps (“CRSwNP”), and we are initiating development of verekitug in chronic obstructive pulmonary disease (“COPD”). Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize verekitug for one or more of the indications that we are pursuing in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate.

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

Our product candidate, verekitug, is in Phase 2 clinical development for the treatment of severe asthma and CRSwNP, and we are initiating development of verekitug in COPD. Our initial focus is on developing verekitug for the treatment of severe respiratory disorders.

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
•
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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by the Department of Justice’s final rule issued in December 2024, effective April 8, 2025, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to certain countries of concern, including China. The final rule also restricts certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls.The final rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of the final rule may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section titled “Business—Competition” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, for examples of the competition that verekitug faces.

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

The policies of the FDA, the EMA, and the European Commission, and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of verekitug or any other potential future product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For more information, see the section titled “Business—Government regulation” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

*Changes in funding for, or disruptions to the staffing and operations of, the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Our relationships with healthcare professionals and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare professionals, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, supranational, national, federal and state healthcare laws and regulations that may affect our ability to operate may apply. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Other healthcare laws” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

For more information on the laws and regulations that may impact coverage and reimbursement of verekitug or any other potential future product candidates, see the section titled “Business—Government regulation—Coverage and reimbursement” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the sections titled “Business—Government regulation—Coverage and reimbursement” and “—Healthcare reform” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since the start of the Trump administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. The United States has recently imposed blanket 10% tariffs on virtually all imports to the U.S. and significantly higher so-called reciprocal tariffs applicable to imports from many countries. On April 9, 2025, the U.S. announced a temporary pause on its reciprocal tariffs applicable to many countries, while increasing the tariffs applicable to imports from China. The Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

There are also current geopolitical tensions with China that may affect our operations. For example, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act in 2024, which would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. Although the BIOSECURE Act did not pass the U.S. Senate, any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. We continue to assess the legislation as it develops to determine the effect, if any, on our contractual relationships. Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent sales of unregistered equity securities

None.

(b) Use of proceeds

On October 10, 2024, our Registration Statement on Form S-1 (No. 333-282197) for our initial public offering (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”).

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on October 11, 2024 (File No. 333-282197).

(c) Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

UPSTREAM BIO, INC.

Date: May 6, 2025	By:	/s/ E. Rand Sutherland
E. Rand Sutherland
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ Michael Paul Gray
Michael Paul Gray
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)