Form 10-Q
period 2025-06-30
Upstream Bio, Inc.
filed 2025-08-06
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 53,909,427 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Upstream Bio, Inc.

Condensed consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,458	$325,892
Short-term investments	348,123	144,559
Accounts receivable	937	613
Prepaid expenses and other current assets	23,754	8,096
Total current assets	418,272	479,160
Property and equipment, net	544	582
Operating lease right-of-use assets	1,511	1,783
Restricted cash	194	194
Total assets	$420,521	$481,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,551	$4,041
Accrued expenses and other current liabilities	7,666	5,992
Operating lease liabilities, current portion	712	704
Total current liabilities	10,929	10,737
Operating lease liabilities, net of current portion	849	1,130
Total liabilities	11,778	11,867
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 53,798,151 and 53,603,398 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	54	53
Additional paid-in capital	666,447	660,604
Accumulated other comprehensive income (loss)	258	(25)
Accumulated deficit	(258,016)	(190,780)
Total stockholders’ equity	408,743	469,852
Total liabilities and stockholders’ equity	$420,521	$481,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$937	$510	$1,503	$1,150
Operating expenses:
Research and development	37,865	14,069	63,662	25,760
General and administrative	7,419	3,981	14,201	7,943
Total operating expenses	45,284	18,050	77,863	33,703
Loss from operations	(44,347)	(17,540)	(76,360)	(32,553)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	—	—	2,859
Interest income	4,431	2,877	9,174	4,143
Other expense, net	(50)	(15)	(50)	(21)
Total other income, net	4,381	2,862	9,124	6,981
Net loss	$(39,966)	$(14,678)	$(67,236)	$(25,572)
Redeemable convertible preferred stock cumulative dividends	—	(4,884)	—	(8,000)
Net loss attributable to common stockholders	$(39,966)	$(19,562)	$(67,236)	$(33,572)
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(6.50)	$(1.25)	$(11.18)
Weighted-average common shares outstanding, basic and diluted	53,770,868	3,008,807	53,694,424	3,002,173

Comprehensive loss:
Net loss	$(39,966)	$(14,678)	$(67,236)	$(25,572)
Unrealized gain (loss) on investments, net of tax	(110)	(34)	283	(76)
Total other comprehensive income (loss)	(110)	(34)	283	(76)
Comprehensive loss	$(40,076)	$(14,712)	$(66,953)	$(25,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of redeemable convertible preferred stock and stockholders’ deficit

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances at December 31, 2023	22,941,170	$230,935	2,992,479	$3	$4,824	$(127,974)	$21	$(123,126)
Exercise of stock options, net of tax withholding	—	—	3,563	—	12	—	—	12
Stock-based compensation expense	—	—	—	—	643	—	—	643
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(42)	(42)
Net loss	—	—	—	—	—	(10,894)	—	(10,894)
Balances at March 31, 2024	22,941,170	230,935	2,996,042	3	5,479	(138,868)	(21)	(133,407)
Issuance of Series B redeemable convertible preferred stock in connection with the settlement of the tranche right liability, net of issuance costs of $75	8,823,523	149,939	—	—	—	—	—	—
Exercise of stock options, net of tax withholding	—	—	24,504	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	1,412	—	—	1,412
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(34)	(34)
Net loss	—	—				(14,678)		(14,678)
Balances at June 30, 2024	31,764,693	$380,874	3,020,546	$3	$6,991	$(153,546)	$(55)	$(146,607)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	53,603,398	$53	$660,604	$(190,780)	$(25)	$469,852
Exercise of stock options, net of tax withholding	37,497	—	—	—	—	—
Stock-based compensation expense	—	—	2,635	—	—	2,635
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	393	393
Net loss	—	—	—	(27,270)	—	(27,270)
Balances at March 31, 2025	53,640,895	53	663,239	(218,050)	368	445,610
Exercise of stock options, net of tax withholding	157,256	1	611	—	—	612
Stock-based compensation expense	—	—	2,597	—	—	2,597
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(110)	(110)
Net loss	—	—	—	(39,966)	—	(39,966)
Balances at June 30, 2025	53,798,151	$54	$666,447	$(258,016)	$258	$408,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of cash flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(67,236)	$(25,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	85	26
Stock-based compensation expense	5,232	2,055
Change in fair value of preferred stock tranche right liability	—	(2,859)
Net amortization of premiums and accretion of discounts on short-term investments	(2,720)	(1,765)
Non-cash lease expense	272	43
Changes in operating assets and liabilities:
Accounts receivable	(324)	(412)
Prepaid expenses and other assets	(15,658)	371
Accounts payable	(1,456)	3,062
Accrued expenses and other current liabilities	1,674	(502)
Operating lease liabilities	(273)	(45)
Net cash used in operating activities	(80,404)	(25,598)
Cash flows from investing activities:
Purchases of short-term investments	(323,138)	(174,999)
Maturities of short-term investments	122,577	72,197
Purchases of equipment	(47)	—
Net cash used in investing activities	(200,608)	(102,802)
Cash flows from financing activities:
Proceeds from the issuance of Series B redeemable convertible preferred stock, net of issuance costs paid	—	149,924
Payments of deferred offering costs	(34)	(133)
Proceeds from exercises of stock options	612	112
Net cash provided by financing activities	578	149,903
Net increase (decrease) in cash, cash equivalents and restricted cash	(280,434)	21,503
Cash, cash equivalents and restricted cash at beginning of period	326,086	25,833
Cash, cash equivalents and restricted cash at end of period	$45,652	$47,336
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$45,458	$47,336
Restricted cash	194	—
Total cash, cash equivalents and restricted cash at end of period	$45,652	$47,336
Supplemental disclosure of non-cash investing and financing activities:
Settlement of Series B preferred stock tranche right liability	$—	$15
Initial public offering costs included in accounts payable and accrued expenses	$—	$1,214

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically financed its operations principally through the issuance and sale of redeemable convertible preferred stock and the proceeds from its initial public offering (“IPO”), which was completed in October 2024. In connection with its IPO, the Company issued and sold 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs. The Company has incurred recurring losses and negative cash flows from operations since its inception and expects to continue to incur losses and negative cash flows for the foreseeable future as it continues the research and development of verekitug. The Company incurred net losses of $67.2 million and $25.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $258.0 million.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024. The condensed balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$45,076	$—	$—	$45,076
Short-term investments:
U.S. treasury bills	—	76,428	—	76,428
U.S. government agency bonds	—	271,695	—	271,695
	$45,076	$348,123	$—	$393,199

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$321,047	$—	$—	$321,047
U.S. treasury bills	4,173	—	—	4,173
Short-term investments:
U.S. treasury bills	—	77,165	—	77,165
U.S. government agency bonds	—	67,394	—	67,394
	$325,220	$144,559	$—	$469,779

For the three and six months ended June 30, 2025 and for the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s U.S. treasury bills and U.S. government agency bonds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

Short-term investments consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$76,438	$1	$(11)	$76,428
U.S. government agency bonds	271,427	364	(96)	271,695
Total short-term investments:	$347,865	$365	$(107)	$348,123

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$77,142	$37	$(14)	$77,165
U.S. government agency bonds	67,442	34	(82)	67,394
Total short-term investments:	$144,584	$71	$(96)	$144,559

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	June 30, 2025	December 31, 2024
Due within one year	$258,505	$109,943
Due after one year through two years	89,618	34,616
Total available-for-sale securities	$348,123	$144,559

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

The following table presents a roll-forward of the fair value of the Series B preferred stock tranche right liability during the six months ended June 30, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability

Fair value at December 31, 2023	$2,874
Change in fair value of Series B preferred stock tranche right liability	(2,859)
Final settlement of Series B preferred stock tranche right liability	(15)
Fair value at June 30, 2024	$—

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid research and development expense	$20,830	$6,125
Interest receivable	1,707	567
Prepaid insurance	291	852
Prepaid employee-related costs	108	58
Other	818	494
	$23,754	$8,096

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Office equipment	$465	$465
Computer equipment	202	202
Leasehold improvements	71	71
Construction in progress	47	—
	785	738
Less: Accumulated depreciation and amortization	(241)	(156)
Property and equipment, net	$544	$582

Depreciation and amortization expense related to property and equipment, net was less than $0.1 million for the three and six months ended June 30, 2025 and 2024.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued external research and development expenses	$4,563	$2,807
Accrued employee compensation and benefits	1,905	2,697
Accrued consultant and professional fees	1,198	488
	$7,666	$5,992

7. Leases

As of June 30, 2025, the Company was a party to a lease related to commercial real estate under a non-cancelable lease term.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

As of June 30, 2025 and December 31, 2024, there were no shares of redeemable convertible preferred stock issued or outstanding.

The Company’s amended and restated certificate of incorporation authorized the issuance of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of June 30, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

As of June 30, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2025 and December 31, 2024, there were 53,798,151 shares and 53,603,398 shares of common stock issued and outstanding, respectively.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

As of June 30, 2025, the Company had a total of 11,896,593 shares of common stock reserved under the 2024 Plan and the 2021 Plan and 3,645,760 shares available for future issuance under the 2024 Plan.

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

As of June 30, 2025 and December 31, 2024, the Company had 488,467 shares reserved for issuance under the 2024 ESPP and no shares had been issued under the 2024 ESPP.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

Fair value inputs

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Six Months Ended June 30,
	2025	2024
Per share fair value of common stock	$8.84	$6.14
Expected volatility	92.3%	72.8%
Expected dividends	0%	0%
Expected term (in years)	6.0	6.3
Risk-free rate	4.27%	3.35%

Stock options

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	6,490,571	$5.54	7.9	$71,266
Granted	2,053,826	8.84
Exercised	(194,753)	3.78
Forfeited	(6,448)	13.78
Expired	(92,363)	3.57
Outstanding as of June 30, 2025	8,250,833	$6.42	8.2	$39,690
Options exercisable June 30, 2025	3,127,659	$4.97	6.9	$19,358
Vested and expected to vest June 30, 2025	8,250,833	$6.42	8.2	$39,690

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $6.84 and $4.14, respectively.

As of June 30, 2025, there was $24.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

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

As a result of these modifications, the Company recognized $0.7 million of incremental stock-based compensation during the six months ended June 30, 2024 which was partially offset by the reversal of expense related to unvested stock options upon termination.

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$1,920	$1,135	$4,075	$1,528
Research and development	677	277	1,157	527
	$2,597	$1,412	$5,232	$2,055

11. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of June 30, 2025 or June 30, 2024. The Company’s effective federal and state tax rate for each of the six months ended June 30, 2025 and 2024 was 0%, and the Company did not record any income tax expense or benefit during each of the six months ended June 30, 2025 and 2024, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset. All losses before income taxes arose in the United States.

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on its consolidated financial statements and related disclosures.

12. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(39,966)	$(14,678)	$(67,236)	$(25,572)
Preferred Stock cumulative dividends	—	(4,884)	—	(8,000)
Net loss attributable to common stockholders	$(39,966)	$(19,562)	$(67,236)	$(33,572)
Denominator:
Weighted-average common shares outstanding, basic and diluted	53,770,868	3,008,807	53,694,424	3,002,173
Net loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(6.50)	$(1.25)	$(11.18)

Prior to June 2023, the Company’s Series A Preferred Stockholders were not entitled to cumulative dividends. In connection with the Series B Agreement in June 2023, the Company modified the dividend rights for its Series A Preferred Stockholders such that they became entitled to cumulative dividends based on the original issuance dates of the respective Series A Preferred Stock. As such, for

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

the three and six months ended June 30, 2024, the Company calculated its net loss attributable to common stockholders by adjusting its net loss for the aggregate cumulative dividends that had accrued since the original issuances dates in the period in which the Preferred Stockholders became legally entitled to such dividends.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2025	2024
Preferred Stock (as converted to common stock)	—	33,321,149
Stock options to purchase common stock	8,250,833	6,224,230
	8,250,833	39,545,379

13. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of June 30, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

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

During each of the six months ended June 30, 2025 and 2024, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During the six months ended June 30, 2025 and 2024, the Company made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of June 30, 2025 consisted solely of variable consideration. The variable consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

16. Related parties

In October 2021, the Company entered into the Maruho Agreement (Note 15). Through the date of the IPO, Maruho was considered to be a related party because it was one of the co-founders of the Company and had representation on the Company’s board of directors. Since the closing of the IPO in October 2024, Maruho is no longer considered a related party as they no longer have representation on the Company’s board of directors. During the six months ended June 30, 2025 and 2024, the Company received payments of $1.2

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

million and $0.7 million, respectively, in cost reimbursements from Maruho. The Company recorded collaboration revenue of $0.9 million and $0.5 million during the three months ended June 30, 2025 and 2024, respectively, and $1.5 million and $1.2 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, there was $0.9 million and $0.6 million in accounts receivable, representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

17. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from the Maruho License Agreement. The Company’s chief executive officer, who is the CODM, manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of June 30, 2025, the Company’s cash, cash equivalents and short-term investments were $393.6 million.

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$937	$510	$1,503	$1,150
Operating expenses:
Research and development:
Verekitug program:
Asthma indication	13,236	6,935	23,257	13,102
COPD indication	6,803	—	12,490	—
CRSwNP indication	2,238	2,072	5,001	3,636
Manufacturing costs	10,000	1,416	12,129	1,641
Personnel expenses	4,509	2,404	8,214	4,839
Professional fees and other	1,079	1,242	2,571	2,542
Total research and development expenses	37,865	14,069	63,662	25,760
General and administrative:
Personnel expenses	3,773	2,313	8,005	4,689
Professional fees	2,397	1,334	3,893	2,461
Other	1,249	334	2,303	793
Total general and administrative expenses	7,419	3,981	14,201	7,943
Total operating expenses	45,284	18,050	77,863	33,703
Loss from operations	(44,347)	(17,540)	(76,360)	(32,553)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	—	—	2,859
Interest income	4,431	2,877	9,174	4,143
Other expense, net	(50)	(15)	(50)	(21)
Total other income, net	4,381	2,862	9,124	6,981
Segment and consolidated net loss	$(39,966)	$(14,678)	$(67,236)	$(25,572)

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

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma, including a long-term safety and efficacy extension study (“Phase 2 LTE”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). We completed enrollment in our CRSwNP Phase 2 clinical trial in January 2025 and expect to report top-line data from this trial in the third quarter of 2025, enabling regulatory discussions and preparations for a Phase 3 program in CRSwNP. We completed enrollment in our severe asthma Phase 2 trial in June 2025 and anticipate reporting top-line data from this trial in the first quarter of 2026. We initiated our Phase 2 COPD trial in July 2025. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the issuance and sale of our redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”). As of June 30, 2025, we have received total gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock. In October 2024, we completed our IPO in which we issued and sold 17,250,000 shares of our common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, we received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs.

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the three months ended June 30, 2025 and 2024, we reported net losses of $40.0 million and $14.7 million, respectively, and for the six months ended June 30, 2025 and 2024, we reported net losses of $67.2 million and $25.6 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of June 30, 2025, we had an accumulated deficit of $258.0 million, and we had cash, cash equivalents and short-term investments of $393.6 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

We expect to continue to incur significant net operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:

•
continue to conduct our ongoing clinical trials of verekitug, including our global Phase 2 clinical trials, as well as initiate and complete additional clinical trials of verekitug in new indications or patient populations;
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

During the six months ended June 30, 2025 and 2024, we received payments from Maruho in the amount of $1.2 million and $0.7 million, respectively.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with Wuxi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During the six months ended June 30, 2025 and 2024, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

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

Income taxes

We recorded a full valuation allowance of our deferred tax asset position as of June 30, 2025 and December 31, 2024 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

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

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. We are currently evaluating the impact of the new legislation but do not expect it to have a material impact on our results of operations.

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$937	$510	$427
Operating expenses:
Research and development	37,865	14,069	23,796
General and administrative	7,419	3,981	3,438
Total operating expenses	45,284	18,050	27,234
Loss from operations	(44,347)	(17,540)	(26,807)
Other income (expense):
Interest income	4,431	2,877	1,554
Other expense, net	(50)	(15)	(35)
Total other income, net	4,381	2,862	1,519
Net loss	$(39,966)	$(14,678)	$(25,288)

Collaboration revenue

Collaboration revenue was $0.9 million and $0.5 million for the three months ended June 30, 2025 and 2024. Revenue during each of the three months ended June 30, 2025 and 2024 was primarily related to the work performed associated with our Phase 2 clinical trial in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$13,236	$6,935	$6,301
COPD indication	6,803	—	6,803
CRSwNP indication	2,238	2,072	166
Unallocated research and development expense:
Manufacturing costs	10,000	1,416	8,584
Personnel expenses (including stock-based compensation)	4,509	2,404	2,105
Professional fees	415	549	(134)
Other unallocated expenses	664	693	(29)
Total research and development expense	$37,865	$14,069	$23,796

Research and development expenses were $37.9 million for the three months ended June 30, 2025 compared to $14.1 million for the three months ended June 30, 2024. The increase of $23.8 million was primarily driven by an increase of $13.3 million in expenses directly related to our verekitug program and $10.5 million of unallocated research and development expenses.

The increase in direct costs of $6.3 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 clinical trial and the initiation of our Phase 2 LTE study during the three months ended June 30, 2025, compared to the same period in 2024. The increase in direct costs of $6.8 million related to the COPD indication was due to the costs associated with planning activities for our COPD Phase 2 clinical trial for which there were no comparable expenses during the same period of 2024.

The increase in manufacturing costs of $8.6 million was primarily attributable to an increase in CMO costs for the development of Phase 3 clinical material during the three months ended June 30, 2025, compared to the same period in 2024. The increase in personnel expenses of $2.1 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the three months ended June 30, 2025 and 2024 included stock-based compensation expense of $0.7 million and $0.3 million, respectively.

General and administrative expenses

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$3,773	$2,313	$1,460
Professional fees	2,397	1,334	1,063
Other	1,249	334	915
Total general and administrative expense	$7,419	$3,981	$3,438

General and administrative expenses were $7.4 million for the three months ended June 30, 2025 compared to $4.0 million for the three months ended June 30, 2024. The increase of $3.4 million was primarily driven by an increase in personnel expenses of $1.5 million due to increased headcount in our general and administrative functions. Personnel expenses for the three months ended June 30, 2025 and 2024 included stock-based compensation expense of $1.9 million and $1.1 million, respectively. Additionally, there was an increase of $1.0 million of professional fees primarily related to legal fees and recruiting fees. Other expenses increased by $0.9 million primarily due to an increase in corporate insurance and taxes.

Other income

Interest income

Interest income was $4.4 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively, representing an increase of $1.5 million. The increase in interest income was due to increased balances in our money market funds, U.S. treasury bills and U.S. government agency bonds held during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$1,503	$1,150	$353
Operating expenses:
Research and development	63,662	25,760	37,902
General and administrative	14,201	7,943	6,258
Total operating expenses	77,863	33,703	44,160
Loss from operations	(76,360)	(32,553)	(43,807)
Other income (expense):
Change in fair value of preferred stock tranche right liabilities	-	2,859	(2,859)
Interest income	9,174	4,143	5,031
Other expense, net	(50)	(21)	(29)
Total other income, net	9,124	6,981	2,143
Net loss	$(67,236)	$(25,572)	$(41,664)

Collaboration revenue

Collaboration revenue for the six months ended June 30, 2025 and 2024 was $1.5 million and $1.2 million, respectively. Revenue during each of the six months ended June 30, 2025 and 2024 was primarily related to the work performed associated with our Phase 2 clinical trial in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$23,257	$13,102	$10,155
COPD indication	12,490	—	12,490
CRSwNP indication	5,001	3,636	1,365
Unallocated research and development expense:
Manufacturing costs	12,129	1,641	10,488
Personnel expenses (including stock-based compensation)	8,214	4,839	3,375
Professional fees	1,068	1,020	48
Other unallocated expenses	1,503	1,522	(19)
Total research and development expense	$63,662	$25,760	$37,902

Research and development expenses were $63.7 million for the six months ended June 30, 2025 compared to $25.8 million for the six months ended June 30, 2024. The increase of $37.9 million was primarily driven by an increase of $24.1 million in expenses directly related to our verekitug program and $13.8 million of unallocated research and development expenses.

The increase in direct costs of $10.2 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 clinical trial and the initiation of our Phase 2 LTE study during the six months ended June 30, 2025, compared to the same period in 2024. The increase in direct costs of $12.5 million related to the COPD indication was due to the costs associated with planning activities for our COPD Phase 2 clinical trial for which there were no comparable expenses during the same period of 2024. The increase in direct costs of $1.4 million related to the CRSwNP indication was primarily due to continued progress associated with our Phase 2 clinical trial during the six months ended June 30, 2025 compared to the same period in 2024.

The increase in manufacturing costs of $10.5 million was primarily attributable to an increase in CMO costs for the development of Phase 3 clinical material during the six months ended June 30, 2025, compared to the same period in 2024. The increase in personnel expenses of $3.4 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the six months ended June 30, 2025 and 2024 included stock-based compensation expense of $1.2 million and $0.5 million, respectively.

We begin to separately track program expenses at development candidate nomination. Through June 30, 2025, we have incurred approximately $74.3 million, $18.9 million and $15.6 million in direct external expenses for the development of verekitug for severe asthma, CRSwNP and COPD, respectively, since their development candidate nominations.

General and administrative expenses

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$8,005	$4,689	$3,316
Professional fees	3,893	2,461	1,432
Other	2,303	793	1,510
Total general and administrative expense	$14,201	$7,943	$6,258

General and administrative expenses were $14.2 million for the six months ended June 30, 2025 compared to $7.9 million for the six months ended June 30, 2024. The increase of $6.3 million was primarily driven by an increase in personnel expenses of $3.3 million due to increased headcount in our general and administrative functions. Personnel expenses for the six months ended June 30, 2025 and 2024 included stock-based compensation expense of $4.1 million and $1.5 million, respectively. Additionally, there was an increase of $1.4 million of professional fees primarily related to legal fees, recruiting fees and market research costs. Other expenses increased by $1.5 million primarily due to an increase in corporate insurance and taxes.

Other income (expense)

Change in fair value of preferred stock tranche right liability

We recorded other income for the change in the fair value of the preferred stock tranche right liability of $2.9 million for the six months ended June 30, 2024 related to the Series B preferred stock tranche right liability, for which there was no comparable income during the six months ended June 30, 2025 as the Series B was settled in April 2024. The change in fair value of the Series B preferred stock tranche right liability was due to changes in the assumptions used in the valuation model during the period, including the estimated fair value of the Series B Preferred Stock, volatility and estimated time to the tranche closing.

Interest income

Interest income was $9.2 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively, representing an increase of $5.1 million. The increase in interest income was due to increased balances in our money market funds, U.S. treasury bills and U.S. government agency bonds held during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have funded our operations primarily with the sale of our redeemable convertible preferred stock and the proceeds from our IPO. Through June 30, 2025, we have received gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock and $268.8 million in net proceeds from our IPO. As of June 30, 2025, we had cash, cash equivalents and short-term investments of $393.6 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(80,404)	$(25,598)
Net cash used in investing activities	(200,608)	(102,802)
Net cash provided by financing activities	578	149,903
Net increase (decrease) in cash, cash equivalents and restricted cash	$(280,434)	$21,503

Operating activities

During the six months ended June 30, 2025, operating activities used $80.4 million of cash, resulting primarily from our net loss of $67.2 million, changes in operating assets and liabilities of $16.0 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $2.7 million, partially offset by non-cash stock-based compensation expense of $5.2 million. Net cash used in changes in operating assets and liabilities was primarily driven by a $15.7 million increase in prepaid expenses and other current assets due to upfront payments to CROs for planning activities associated with our COPD Phase 2 trial and our Phase 2 LTE study in patients with severe asthma, a $1.5 million increase in accounts payable, a $0.3 million increase in accounts receivable, and a $0.3 million decrease in operating lease liabilities, partially offset by a $1.7 million increase in accrued expenses and other current liabilities.

During the six months ended June 30, 2024, operating activities used $25.6 million of cash, resulting primarily from our net loss of $25.6 million, non-cash changes in fair value of the preferred stock tranche right liability of $2.9 million, and non-cash amortization of premiums and accretion of discounts on short-term investments of $1.8 million, partially offset by changes in operating assets and liabilities of $2.5 million and non-cash stock-based compensation expense of $2.1 million. Net cash provided by changes in operating assets and liabilities was primarily driven by a $3.1 million increase in accounts payable and a $0.4 million decrease in prepaid expenses and other current assets, partially offset by a $0.5 million decrease in accrued expenses and other current liabilities and a $0.4 million increase in accounts receivable. The increase in accounts receivable resulted primarily from the timing of revenue recognition compared to the timing of payments from Maruho for qualifying reimbursable expenses related to the Maruho License Agreement.

For all periods presented, changes in prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities not described above were generally due to the growth in our business, the advancement of our clinical programs, and the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2025, net cash used in investing activities was $200.6 million, consisting primarily of purchases of short-term investments of $323.1 million, net of maturities of short-term investments of $122.6 million.

During the six months ended June 30, 2024, net cash used in investing activities was $102.8 million, consisting primarily of purchases of short-term investments of $175.0 million, net of maturities of short-term investments of $72.2 million.

Financing activities

During the six months ended June 30, 2025, net cash provided by financing activities was $0.6 million, consisting primarily of $0.6 million in net proceeds from the exercise of stock options.

During the six months ended June 30, 2024, net cash provided by financing activities was $149.9 million, consisting of $149.9 million in net proceeds from the issuance of Series B Preferred Stock and $0.1 million in net proceeds from the exercise of stock options, partially offset by $0.1 million in payments of deferred offering costs.

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

During each of the six months ended June 30, 2025 and 2024, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During each of the six months ended June 30, 2025 and 2024, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments were recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. Our net losses totaled $67.2 million and $25.6 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $258.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

As of June 30, 2025, we had cash, cash equivalents and short-term investments in the amount of $393.6 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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

We currently have a single product candidate, verekitug, which is in Phase 2 clinical development for the treatment of severe asthma, chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize verekitug for one or more of the indications that we are pursuing in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate.

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

Our product candidate, verekitug, is in Phase 2 clinical development for the treatment of severe asthma, CRSwNP, and COPD. Our initial focus is on developing verekitug for the treatment of severe respiratory disorders.

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

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by the Department of Justice’s final rule issued in December 2024, effective April 8, 2025, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to certain countries of concern, including China. The final rule also restricts certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. The final rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of the final rule may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Likewise, recent state legislative developments in the United States have introduced emerging compliance risks for companies that develop or deploy AI technologies, which will impose novel requirements on AI developers and users. These state-level initiatives reflect a growing trend toward AI regulation in the absence of federal legislation. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with the use or development of AI technologies. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

We currently rely on and engage third-party manufacturers to provide all of the APIs and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies, including WuXi Biologics (Hong Kong) Limited (“WuXi”). There have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act, which would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. The legislation also would have given the federal government the authority to name additional “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. Although the BIOSECURE Act did not pass, if legislation similar to the BIOSECURE Act is proposed and enacted in the future, implementation of such law could materially impact our agreement with WuXi.

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

Disruptions at the FDA and other government agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

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

For example, the Inflation Reduction Act of 2022 (the “IRA”) includes several provisions that will impact our business to varying degrees, including provisions that allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, among others.

Further, the IRA also imposed rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our revenue generated from the sale of any approved products.

The One Big Beautiful Bill Act (the “OBBBA”) also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Congress has indicated that it will continue to seek new legislative measures to control drug costs.

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

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in U.S. federal policy that affect the geopolitical landscape. Changes to U.S. policy implemented by the U.S. Congress or U.S. presidential administrations have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since the start of the most recent U.S. presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the implementation of tariffs by the U.S. government has led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by “5 percent shareholders” over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change NOLs equal to the value of the corporation immediately before the ownership change, multiplied by the long-term tax-exempt rate (subject to certain adjustments). We may have experienced ownership changes in the past and may experience ownership changes in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs by federal or state taxing authorities or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to reduce future income tax liabilities. As a result, our ability to use our pre-change NOLs and tax credits to offset future taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. As a result, even if we attain profitability, we may be unable to use a material portion of our NOLs and tax credits.

Changes in tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the U.S. Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. For example, the OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

(c) Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

UPSTREAM BIO, INC.

Date: August 6, 2025	By:	/s/ E. Rand Sutherland
E. Rand Sutherland
Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Michael Paul Gray
Michael Paul Gray
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)