Form 10-Q
period 2025-09-30
Upstream Bio, Inc.
filed 2025-11-05
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 54,038,591 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Upstream Bio, Inc.

Condensed consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$72,164	$325,892
Short-term investments	300,263	144,559
Accounts receivable	683	613
Prepaid expenses and other current assets	15,907	8,096
Total current assets	389,017	479,160
Property and equipment, net	616	582
Operating lease right-of-use assets	1,368	1,783
Restricted cash	194	194
Total assets	$391,195	$481,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,952	$4,041
Accrued expenses and other current liabilities	7,240	5,992
Operating lease liabilities, current portion	716	704
Total current liabilities	11,908	10,737
Operating lease liabilities, net of current portion	703	1,130
Total liabilities	12,611	11,867
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 53,999,522 and 53,603,398 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	56	53
Additional paid-in capital	669,799	660,604
Accumulated other comprehensive income (loss)	493	(25)
Accumulated deficit	(291,764)	(190,780)
Total stockholders’ equity	378,584	469,852
Total liabilities and stockholders’ equity	$391,195	$481,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$683	$607	$2,186	$1,757
Operating expenses:
Research and development	32,975	15,433	96,637	41,193
General and administrative	5,542	4,067	19,743	12,010
Total operating expenses	38,517	19,500	116,380	53,203
Loss from operations	(37,834)	(18,893)	(114,194)	(51,446)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	—	—	2,859
Interest income	4,105	2,904	13,279	7,047
Other expense, net	(19)	(3)	(69)	(24)
Total other income, net	4,086	2,901	13,210	9,882
Net loss	$(33,748)	$(15,992)	$(100,984)	$(41,564)
Redeemable convertible preferred stock cumulative dividends	—	(5,041)	—	(13,041)
Net loss attributable to common stockholders	$(33,748)	$(21,033)	$(100,984)	$(54,605)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(6.96)	$(1.88)	$(18.15)
Weighted-average common shares outstanding, basic and diluted	53,930,946	3,023,155	53,773,936	3,009,234

Comprehensive loss:
Net loss	$(33,748)	$(15,992)	$(100,984)	$(41,564)
Unrealized gain on investments, net of tax	235	406	518	330
Total other comprehensive income	235	406	518	330
Comprehensive loss	$(33,513)	$(15,586)	$(100,466)	$(41,234)

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

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	53,603,398	$53	$660,604	$(190,780)	$(25)	$469,852
Exercise of stock options, net of tax withholding	37,497	—	—	—	—	—
Stock-based compensation expense	—	—	2,635	—	—	2,635
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	393	393
Net loss	—	—	—	(27,270)	—	(27,270)
Balances at March 31, 2025	53,640,895	53	663,239	(218,050)	368	445,610
Exercise of stock options, net of tax withholding	157,256	1	611	—	—	612
Stock-based compensation expense	—	—	2,597	—	—	2,597
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(110)	(110)
Net loss	—	—	—	(39,966)	—	(39,966)
Balances at June 30, 2025	53,798,151	54	666,447	(258,016)	258	408,743
Exercise of stock options, net of tax withholding	201,371	2	758	—	—	760
Stock-based compensation expense	—	—	2,594	—	—	2,594
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	235	235
Net loss	—	—	—	(33,748)	—	(33,748)
Balances at September 30, 2025	53,999,522	$56	$669,799	$(291,764)	$493	$378,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of cash flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(100,984)	$(41,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	131	40
Stock-based compensation expense	7,826	3,918
Change in fair value of preferred stock tranche right liability	—	(2,859)
Net amortization of premiums and accretion of discounts on short-term investments	(2,874)	(2,337)
Non-cash lease expense	415	51
Changes in operating assets and liabilities:
Accounts receivable	(70)	(509)
Prepaid expenses and other assets	(7,811)	1,081
Accounts payable	(55)	2,888
Accrued expenses and other current liabilities	1,193	(243)
Operating lease liabilities	(415)	(26)
Net cash used in operating activities	(102,644)	(39,560)
Cash flows from investing activities:
Purchases of short-term investments	(347,596)	(248,400)
Maturities of short-term investments	195,285	147,333
Purchases of equipment	(111)	(326)
Net cash used in investing activities	(152,422)	(101,393)
Cash flows from financing activities:
Proceeds from the issuance of Series B redeemable convertible preferred stock, net of issuance costs paid	—	149,924
Payments of deferred offering costs	(34)	(1,793)
Proceeds from exercises of stock options	1,372	131
Net cash provided by financing activities	1,338	148,262
Net increase (decrease) in cash, cash equivalents and restricted cash	(253,728)	7,309
Cash, cash equivalents and restricted cash at beginning of period	326,086	25,833
Cash, cash equivalents and restricted cash at end of period	$72,358	$33,142
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$72,164	$32,948
Restricted cash	194	194
Total cash, cash equivalents and restricted cash at end of period	$72,358	$33,142
Supplemental cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$—	$1,922
Supplemental disclosure of non-cash investing and financing activities:
Settlement of Series B preferred stock tranche right liability	$—	$15
Initial public offering costs included in accounts payable and accrued expenses	$—	$948
Purchases of property and equipment included in accounts payable and accrued expenses	$55	$133

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically financed its operations principally through the issuance and sale of redeemable convertible preferred stock and the proceeds from its initial public offering (“IPO”), which was completed in October 2024. In connection with its IPO, the Company issued and sold 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs. The Company has incurred recurring losses and negative cash flows from operations since its inception and expects to continue to incur losses and negative cash flows for the foreseeable future as it continues the research and development of verekitug. The Company incurred net losses of $101.0 million and $41.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company had an accumulated deficit of $291.8 million.

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024. The condensed balance sheet as of December 31, 2024 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and related disclosures.

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$61,891	$—	$—	$61,891
U.S. treasury bills	—	9,999	—	9,999
Short-term investments:
U.S. treasury bills	—	48,881	—	48,881
U.S. government agency bonds	—	251,382	—	251,382
	$61,891	$310,262	$—	$372,153

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$321,047	$—	$—	$321,047
U.S. treasury bills	4,173	—	—	4,173
Short-term investments:
U.S. treasury bills	—	77,165	—	77,165
U.S. government agency bonds	—	67,394	—	67,394
	$325,220	$144,559	$—	$469,779

For the three and nine months ended September 30, 2025 and for the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The fair value of the Company’s U.S. treasury bills and U.S. government agency bonds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

Short-term investments consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$48,874	$7	$—	$48,881
U.S. government agency bonds	250,896	499	(13)	251,382
Total short-term investments:	$299,770	$506	$(13)	$300,263

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$77,142	$37	$(14)	$77,165
U.S. government agency bonds	67,442	34	(82)	67,394
Total short-term investments:	$144,584	$71	$(96)	$144,559

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	September 30, 2025	December 31, 2024
Due within one year	$237,512	$109,943
Due after one year through two years	62,751	34,616
Total available-for-sale securities	$300,263	$144,559

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

The following table presents a roll-forward of the fair value of the Series B preferred stock tranche right liability during the nine months ended September 30, 2024, for which fair value is determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability

Fair value at December 31, 2023	$2,874
Change in fair value of Series B preferred stock tranche right liability	(2,859)
Final settlement of Series B preferred stock tranche right liability	(15)
Fair value at September 30, 2024	$—

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid research and development expense	$13,416	$6,125
Interest receivable	1,624	567
Prepaid insurance	11	852
Prepaid employee-related costs	88	58
Other	768	494
	$15,907	$8,096

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Office equipment	$559	$465
Computer equipment	202	202
Leasehold improvements	87	71
Construction in progress	55	—
	903	738
Less: Accumulated depreciation and amortization	(287)	(156)
Property and equipment, net	$616	$582

Depreciation and amortization expense related to property and equipment, net was less than $0.1 million for each of the three months ended September 30, 2025 and 2024, and $0.1 million and less than $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued external research and development expenses	$3,542	$2,807
Accrued employee compensation and benefits	3,037	2,697
Accrued consultant and professional fees	606	488
Other	55	—
	$7,240	$5,992

7. Leases

As of September 30, 2025, the Company was a party to a lease related to commercial real estate under a non-cancelable lease term.

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

As of September 30, 2025 and December 31, 2024, there were no shares of redeemable convertible preferred stock issued or outstanding.

The Company’s amended and restated certificate of incorporation authorized the issuance of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of September 30, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

As of September 30, 2025 and December 31, 2024, the Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2025 and December 31, 2024, there were 53,999,522 shares and 53,603,398 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2025, the Company had a total of 11,695,222 shares of common stock reserved under the 2024 Plan and the 2021 Plan and 3,558,463 shares available for future issuance under the 2024 Plan.

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

As of September 30, 2025 and December 31, 2024, the Company had 488,467 shares reserved for issuance under the 2024 ESPP and no shares had been issued under the 2024 ESPP.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

Fair value inputs

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Nine Months Ended September 30,
	2025	2024
Per share fair value of common stock	$9.11	$6.19
Expected volatility	92.4%	78.0%
Expected dividends	0%	0%
Expected term (in years)	6.0	6.3
Risk-free rate	4.25%	3.35%

Stock options

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the nine months ended September 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	6,490,571	$5.54	7.9	$71,266
Granted	2,174,826	9.11
Exercised	(396,124)	3.77
Forfeited	(40,151)	7.35
Cancelled	(92,363)	3.57
Outstanding as of September 30, 2025	8,136,759	$6.59	8.1	$99,540
Options exercisable September 30, 2025	3,371,279	$5.19	7.2	$45,914
Vested and expected to vest September 30, 2025	8,136,759	$6.59	8.1	$99,540

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $7.05 and $4.36, respectively.

As of September 30, 2025, there was $23.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

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

As a result of these modifications, the Company recognized $0.7 million of incremental stock-based compensation during the nine months ended September 30, 2024 which was partially offset by the reversal of expense related to unvested stock options upon termination.

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$1,756	$1,553	$5,830	$3,082
Research and development	838	310	1,996	836
	$2,594	$1,863	$7,826	$3,918

11. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2025 or September 30, 2024. The Company’s effective federal and state tax rate for each of the nine months ended September 30, 2025 and 2024 was 0%, and the Company did not record any income tax expense or benefit during each of the nine months ended September 30, 2025 and 2024, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset. All losses before income taxes arose in the United States.

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The impacts of the OBBBA are not expected to be material to the 2025 consolidated financial statements, however the Company will continue to evaluate impacts to future periods.

12. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(33,748)	$(15,992)	$(100,984)	$(41,564)
Preferred Stock cumulative dividends	—	(5,041)	—	(13,041)
Net loss attributable to common stockholders	$(33,748)	$(21,033)	$(100,984)	$(54,605)
Denominator:
Weighted-average common shares outstanding, basic and diluted	53,930,946	3,023,155	53,773,936	3,009,234
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(6.96)	$(1.88)	$(18.15)

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

Prior to June 2023, the Company’s Series A Preferred Stockholders were not entitled to cumulative dividends. In connection with the Series B Agreement in June 2023, the Company modified the dividend rights for its Series A Preferred Stockholders such that they became entitled to cumulative dividends based on the original issuance dates of the respective Series A Preferred Stock. As such, for the three and nine months ended September 30, 2024, the Company calculated its net loss attributable to common stockholders by adjusting its net loss for the aggregate cumulative dividends that had accrued since the original issuances dates in the period in which the Preferred Stockholders became legally entitled to such dividends.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2025	2024
Preferred Stock (as converted to common stock)	—	33,321,149
Stock options to purchase common stock	8,136,759	6,237,974
	8,136,759	39,559,123

13. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of September 30, 2025 and December 31, 2024, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

14. License agreements

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

During each of the nine months ended September 30, 2025 and 2024, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During the nine months ended September 30, 2025 and 2024, the Company made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of September 30, 2025 consisted solely of variable consideration. The variable consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

16. Related parties

In October 2021, the Company entered into the Maruho Agreement (Note 15). Through the date of the IPO, Maruho was considered to be a related party because it was one of the co-founders of the Company and had representation on the Company’s board of directors. Since the closing of the IPO in October 2024, Maruho is no longer considered a related party as they no longer have representation on the Company’s board of directors. During the nine months ended September 30, 2025 and 2024, the Company received payments of $2.1 million and $1.2 million, respectively, in cost reimbursements from Maruho. The Company recorded collaboration revenue of $0.7 million and $0.6 million during the three months ended September 30, 2025 and 2024, respectively, and $2.2 million and $1.8 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, there was $0.7 million and $0.6 million in accounts receivable, representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

17. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from the Maruho License Agreement. The Company’s chief executive officer, who is the CODM, manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of September 30, 2025, the Company’s cash, cash equivalents and short-term investments were $372.4 million.

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$683	$607	$2,186	$1,757
Operating expenses:
Research and development:
Verekitug program:
Asthma indication	12,554	7,073	35,811	20,175
COPD indication	9,669	80	22,159	82
CRSwNP indication	1,759	2,365	6,760	6,000
Manufacturing costs	2,542	2,179	14,671	3,820
Personnel expenses	4,916	2,503	13,130	7,343
Professional fees and other	1,535	1,233	4,106	3,773
Total research and development expenses	32,975	15,433	96,637	41,193
General and administrative:
Personnel expenses	3,571	2,839	11,576	7,529
Professional fees	1,080	880	4,973	3,340
Other	891	348	3,194	1,141
Total general and administrative expenses	5,542	4,067	19,743	12,010
Total operating expenses	38,517	19,500	116,380	53,203
Loss from operations	(37,834)	(18,893)	(114,194)	(51,446)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	—	—	2,859
Interest income	4,105	2,904	13,279	7,047
Other expense, net	(19)	(3)	(69)	(24)
Total other income, net	4,086	2,901	13,210	9,882
Segment and consolidated net loss	$(33,748)	$(15,992)	$(100,984)	$(41,564)

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

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma, including a long-term safety and efficacy extension study (“Phase 2 LTE”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). We reported positive top-line results in CRSwNP in September 2025. We completed enrollment in our severe asthma Phase 2 trial in June 2025 and anticipate reporting top-line data from this trial in the first quarter of 2026. We initiated our Phase 2 COPD trial in July 2025. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the issuance and sale of our redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”). As of September 30, 2025, we have received total gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock. In October 2024, we completed our IPO in which we issued and sold 17,250,000 shares of our common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, we received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs.

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the three months ended September 30, 2025 and 2024, we reported net losses of $33.7 million and $16.0 million, respectively, and for the nine months ended September 30, 2025 and 2024, we reported net losses of $101.0 million and $41.6 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of September 30, 2025, we had an accumulated deficit of $291.8 million, and we had cash, cash equivalents and short-term investments of $372.4 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

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

During the nine months ended September 30, 2025 and 2024, we received payments from Maruho in the amount of $2.1 million and $1.2 million, respectively.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with Wuxi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During the nine months ended September 30, 2025 and 2024, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

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

Income taxes

We recorded a full valuation allowance of our deferred tax asset position as of September 30, 2025 and December 31, 2024 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

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

On July 4, 2025, new U.S tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The impacts of the OBBBA are not expected to be material to the 2025 consolidated financial statements, however we will continue to evaluate impacts to future periods.

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$683	$607	$76
Operating expenses:
Research and development	32,975	15,433	17,542
General and administrative	5,542	4,067	1,475
Total operating expenses	38,517	19,500	19,017
Loss from operations	(37,834)	(18,893)	(18,941)
Other income (expense):
Interest income	4,105	2,904	1,201
Other expense, net	(19)	(3)	(16)
Total other income, net	4,086	2,901	1,185
Net loss	$(33,748)	$(15,992)	$(17,756)

Collaboration revenue

Collaboration revenue was $0.7 million and $0.6 million for the three months ended September 30, 2025 and 2024. Revenue during each of the three months ended September 30, 2025 and 2024 was primarily related to the work performed associated with our Phase 2 clinical trial in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$12,554	$7,073	$5,481
COPD indication	9,669	80	9,589
CRSwNP indication	1,759	2,365	(606)
Unallocated research and development expense:
Manufacturing costs	2,542	2,179	363
Personnel expenses (including stock-based compensation)	4,916	2,503	2,413
Professional fees	804	418	386
Other unallocated expenses	731	815	(84)
Total research and development expense	$32,975	$15,433	$17,542

Research and development expenses were $33.0 million for the three months ended September 30, 2025 compared to $15.4 million for the three months ended September 30, 2024. The increase of $17.6 million was primarily driven by an increase of $14.5 million in expenses directly related to our verekitug program and $3.1 million of unallocated research and development expenses.

The increase in direct costs of $5.5 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 clinical trial and Phase 2 LTE study during the three months ended September 30, 2025, compared to the same period in 2024. The increase in direct costs of $9.6 million related to the COPD indication was due to the costs associated with planning activities for our COPD Phase 2 clinical trial for which there were no comparable expenses during the same period in 2024.

The decrease in direct costs of $0.6 million related to the CRSwNP indication was primarily due to wind down activities associated with our Phase 2 clinical trial during the three months ended September 30, 2025 compared to the same period in 2024.

The increase in personnel expenses of $2.4 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the three months ended September 30, 2025 and 2024 included stock-based compensation expense of $0.8 million and $0.3 million, respectively. The increase in manufacturing costs of $0.4 million was primarily attributable to an increase in CMO costs for the development of Phase 3 clinical material, partially offset by a decrease in CMO costs for the development of Phase 2 clinical material during the three months ended September 30, 2025, compared to the same period in 2024. The increase of $0.4 million in professional fees was related to clinical consulting services to support our verekitug program.

General and administrative expenses

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$3,571	$2,839	$732
Professional fees	1,080	880	200
Other	891	348	543
Total general and administrative expense	$5,542	$4,067	$1,475

General and administrative expenses were $5.5 million for the three months ended September 30, 2025 compared to $4.1 million for the three months ended September 30, 2024. The increase of $1.4 million was primarily driven by an increase in personnel expenses of $0.7 million due to increased headcount in our general and administrative functions. Personnel expenses for the three months ended September 30, 2025 and 2024 included stock-based compensation expense of $1.8 million and $1.6 million, respectively. Additionally, there was an increase of $0.2 million of professional fees primarily related to increased consulting and market research costs. Other expenses increased by $0.5 million primarily due to an increase in corporate insurance.

Other income

Interest income

Interest income was $4.1 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively, representing an increase of $1.2 million. The increase in interest income was due to increased balances in our money market funds, U.S. treasury bills and U.S. government agency bonds held during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$2,186	$1,757	$429
Operating expenses:
Research and development	96,637	41,193	55,444
General and administrative	19,743	12,010	7,733
Total operating expenses	116,380	53,203	63,177
Loss from operations	(114,194)	(51,446)	(62,748)
Other income (expense):
Change in fair value of preferred stock tranche right liabilities	—	2,859	(2,859)
Interest income	13,279	7,047	6,232
Other expense, net	(69)	(24)	(45)
Total other income, net	13,210	9,882	3,328
Net loss	$(100,984)	$(41,564)	$(59,420)

Collaboration revenue

Collaboration revenue for the nine months ended September 30, 2025 and 2024 was $2.2 million and $1.8 million, respectively. Revenue during each of the nine months ended September 30, 2025 and 2024 was primarily related to the work performed associated with our Phase 2 clinical trial in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$35,811	$20,175	$15,636
COPD indication	22,159	82	22,077
CRSwNP indication	6,760	6,000	760
Unallocated research and development expense:
Manufacturing costs	14,671	3,820	10,851
Personnel expenses (including stock-based compensation)	13,130	7,343	5,787
Professional fees	1,872	1,438	434
Other unallocated expenses	2,234	2,335	(101)
Total research and development expense	$96,637	$41,193	$55,444

Research and development expenses were $96.6 million for the nine months ended September 30, 2025 compared to $41.2 million for the nine months ended September 30, 2024. The increase of $55.4 million was primarily driven by an increase of $38.4 million in expenses directly related to our verekitug program and $17.0 million of unallocated research and development expenses.

The increase in direct costs of $22.1 million related to the COPD indication was due to the costs associated with planning activities for our COPD Phase 2 clinical trial for which there were no comparable expenses during the same period in 2024. The increase in direct costs of $15.6 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 clinical trial and Phase 2 LTE study during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in direct costs of $0.7 million related to the CRSwNP indication was primarily due to continued progress associated with our Phase 2 clinical trial during the nine months ended September 30, 2025 compared to the same period in 2024.

The increase in manufacturing costs of $10.9 million was primarily attributable to an increase in CMO costs for the development of Phase 3 clinical material during the nine months ended September 30, 2025, compared to the same period in 2024. The increase in personnel expenses of $5.8 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the nine months ended September 30, 2025 and 2024 included stock-based compensation expense of $2.0 million and $0.8 million, respectively. The increase of $0.4 million in professional fees was primarily related to clinical consulting services to support our verekitug program.

We begin to separately track program expenses at development candidate nomination. Through September 30, 2025, we have incurred approximately $86.8 million, $25.3 million and $20.7 million in direct external expenses for the development of verekitug for severe asthma, COPD and CRSwNP, respectively, since their development candidate nominations.

General and administrative expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$11,576	$7,529	$4,047
Professional fees	4,973	3,340	1,633
Other	3,194	1,141	2,053
Total general and administrative expense	$19,743	$12,010	$7,733

General and administrative expenses were $19.7 million for the nine months ended September 30, 2025 compared to $12.0 million for the nine months ended September 30, 2024. The increase of $7.7 million was primarily driven by an increase in personnel expenses of $4.0 million due to increased headcount in our general and administrative functions. Personnel expenses for the nine months ended

September 30, 2025 and 2024 included stock-based compensation expense of $5.8 million and $3.1 million, respectively. Additionally, there was an increase of $1.6 million of professional fees primarily related to legal fees and recruiting fees. Other expenses increased by $2.1 million primarily due to an increase in corporate insurance and occupancy costs.

Other income (expense)

Change in fair value of preferred stock tranche right liability

We recorded other income for the change in the fair value of the preferred stock tranche right liability of $2.9 million for the nine months ended September 30, 2024 related to the Series B preferred stock tranche right liability, for which there was no comparable income during the nine months ended September 30, 2025 as the Series B was settled in April 2024. The change in fair value of the Series B preferred stock tranche right liability was due to changes in the assumptions used in the valuation model during the period, including the estimated fair value of the Series B Preferred Stock, volatility and estimated time to the tranche closing.

Interest income

Interest income was $13.3 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of $6.3 million. The increase in interest income was due to increased balances in our money market funds, U.S. treasury bills and U.S. government agency bonds held during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have funded our operations primarily with the sale of our redeemable convertible preferred stock and the proceeds from our IPO. Through September 30, 2025, we have received gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock and $268.8 million in net proceeds from our IPO. As of September 30, 2025, we had cash, cash equivalents and short-term investments of $372.4 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(102,644)	$(39,560)
Net cash used in investing activities	(152,422)	(101,393)
Net cash provided by financing activities	1,338	148,262
Net increase (decrease) in cash, cash equivalents and restricted cash	$(253,728)	$7,309

Operating activities

During the nine months ended September 30, 2025, operating activities used $102.6 million of cash, resulting primarily from our net loss of $101.0 million, changes in operating assets and liabilities of $7.2 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $2.9 million, partially offset by non-cash stock-based compensation expense of $7.8 million. Net cash used in changes in operating assets and liabilities was primarily driven by a $7.8 million increase in prepaid expenses and other current assets due to upfront payments to CROs for planning activities associated with our COPD Phase 2 trial and our Phase 2 LTE study in patients with severe asthma and a $0.4 million decrease in operating lease liabilities, partially offset by a $1.2 million increase in accrued expenses and other current liabilities.

During the nine months ended September 30, 2024, operating activities used $39.6 million of cash, resulting primarily from our net loss of $41.6 million, non-cash changes in fair value of the preferred stock tranche right liability of $2.9 million, and non-cash amortization of premiums and accretion of discounts on short-term investments of $2.3 million, partially offset by changes in operating assets and liabilities of $3.2 million and non-cash stock-based compensation expense of $3.9 million. Net cash provided by changes in operating assets and liabilities was primarily driven by a $2.9 million increase in accounts payable and a $1.1 million decrease in prepaid expenses and other current assets, partially offset by a $0.2 million decrease in accrued expenses and other current liabilities and a $0.5 million increase in accounts receivable. The increase in accounts receivable resulted primarily from the timing of revenue recognition compared to the timing of payments from Maruho for qualifying reimbursable expenses related to the Maruho License Agreement.

For all periods presented, changes in prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities not described above were generally due to the growth in our business, the advancement of our clinical programs, and the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2025, net cash used in investing activities was $152.4 million, consisting primarily of purchases of short-term investments of $347.6 million, net of maturities of short-term investments of $195.3 million and purchases of property and equipment of $0.1 million.

During the nine months ended September 30, 2024, net cash used in investing activities was $101.4 million, consisting primarily of purchases of short-term investments of $248.4 million, net of maturities of short-term investments of $147.3 million and purchases of property and equipment of $0.3 million.

Financing activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $1.2 million, consisting primarily of net proceeds from the exercise of stock options.

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

During each of the nine months ended September 30, 2025 and 2024, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During each of the nine months ended September 30, 2025 and 2024, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments were recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Critical Accounting Policies and Significant Judgments which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We are also a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended. We may continue to be a smaller reporting company if either (i) the market value of our common stock and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million~~.~~ measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity (deficit) and working capital. Our net losses totaled $101.0 million and $41.6 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $291.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

As of September 30, 2025, we had cash, cash equivalents and short-term investments in the amount of $372.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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

We currently have a single product candidate, verekitug, which is in clinical development for the treatment of severe asthma, chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). Our business presently depends entirely on our ability to successfully develop, obtain regulatory approval for, and commercialize verekitug for one or more of the indications that we are pursuing in a timely manner. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and may be able to better sustain the delay or failure of a lead product candidate.

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

Our product candidate, verekitug, is in clinical development for the treatment of severe asthma, CRSwNP, and COPD. Our initial focus is on developing verekitug for the treatment of severe respiratory disorders.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission has adopted an adequacy decision in favor of the UK, a decision recognizing the UK as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in December 2025 unless the European Commission re-assesses and renews or extends that decision and remains under review by the Commission during this period. The EU GDPR and the UK GDPR currently impose substantially similar obligations. However, it is possible that the respective provisions, interpretations and enforcement of the EU GDPR and U.K. GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. In October 2024, the UK Government introduced its Data Use and Access Bill, or UK Bill, into the UK legislative process. If passed, the final version of the UK Bill will have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk.

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

We currently rely on and engage third-party manufacturers to provide all of the APIs and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies, including WuXi Biologics (Hong Kong) Limited (“WuXi”). There have been Congressional legislative proposals (such as the previously considered bill titled the BIOSECURE Act) that would, among other things, prohibit U.S. federal funding in connection with biotechnology equipment or services produced or provided by “biotechnology companies of concern” and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities in performance of the government contract, grant, or loan. Such legislation would also give the federal government the authority to name “biotechnology companies of concern” that are engaged in research activities with the Chinese government and that pose a risk of U.S. national security. If legislation similar to the BIOSECURE Act is proposed and enacted in the future, implementation of such law could materially impact our agreement with WuXi or any agreement with other Chinese biotechnology companies.

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

The Biologics Price Competition and Innovation Act of 2010 (the “BPCIA”) created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

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

The One Big Beautiful Bill Act (the “OBBBA”) also included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations, and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

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

Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, including most recently a shutdown which began on October 1, 2025, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The duration of the current government shutdown is unknown. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

There are also current geopolitical tensions with China that may affect our operations. For example, there have been Congressional legislative proposals, such as the bill titled the BIOSECURE Act in 2024, which would have, among other things, prohibited U.S. federal funding in connection with biotechnology equipment or services produced or provided by certain named Chinese “biotechnology companies of concern” (which includes WuXi) and loans and grants to, and federal contracts with any entity that uses biotechnology equipment or services from one of these entities. Although the BIOSECURE Act did not pass the U.S. Senate, any additional executive action, legislative action or potential sanctions with China could materially impact one of our current manufacturing partners, WuXi, and our agreement with them. We continue to assess new legislation as it develops to determine the effect, if any, on our contractual relationships. Furthermore, any disruptions to our supply chain as a result of unfavorable global economic conditions, including due to geopolitical conflicts or public health crises, could negatively impact the timely execution of our ongoing and future clinical trials.

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

(c) Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

UPSTREAM BIO, INC.

Date: November 5, 2025	By:	/s/ E. Rand Sutherland
E. Rand Sutherland
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Michael Paul Gray
Michael Paul Gray
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)