Form 10-K
period 2025-12-31
Upstream Bio, Inc.
filed 2026-03-26
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025, was approximately $467,859,469.

The number of shares of Registrant’s common stock outstanding as of March 20, 2026 was 54,419,986.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the Registrant’s fiscal year ended December 31, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
general economic, industry, and market conditions and geopolitical developments, including interest rates, capital market disruptions, changes in or disruptions of U.S. governmental agencies, new or increased tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions, and inflation;
•
our ability to attract, hire, and retain our key personnel and additional qualified personnel;
•
our anticipated use of our existing cash, cash equivalents and short-term investments;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing; and

i

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma, including a long-term safety and efficacy extension study (“Phase 2 LTE”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). We reported positive top-line results in our CRSwNP Phase 2 trial in September 2025 and positive top-line results in our severe asthma Phase 2 trial in February 2026. We initiated our Phase 2 COPD trial in July 2025. We plan to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, prioritizing a Phase 3 development strategy that focuses on maximizing efficacy in both indications, without biomarker restriction, with quarterly at-home administration. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

There are seven biologics approved for the treatment of severe asthma; four of these biologics are also approved for CRSwNP, and two are also approved for the treatment of COPD. Total estimated biologics sales in 2023 for asthma in the United States, Europe and Japan markets were approximately $7.5 billion. In December 2021, tezepelumab (marketed as Tezspire by Amgen Inc. (“Amgen”) and AstraZeneca PLC (“AstraZeneca”)), a monoclonal antibody targeting the TSLP ligand, not the receptor, was approved by the U.S. Food and Drug Administration (“FDA”) as an add-on maintenance treatment for patients with severe asthma. Tezepelumab is the first and only treatment for severe asthma without any phenotype or biomarker limitation, highlighting the benefit of blocking TSLP signaling early in the inflammatory cascade as compared to other biologics’ mechanisms of action which are further downstream. Tezepelumab is projected to reach global annual sales of over $3.0 billion for severe asthma alone in 2032 and, according to Amgen, achieved more than 20% of new to brand share of prescriptions in the United States in its first commercial year. In May 2024, Amgen and AstraZeneca reported Phase 2a proof-of-concept data for tezepelumab for the treatment of moderate to very severe COPD at the American Thoracic Society (“ATS”) International Conference. This trial reported a reduction in the frequency of COPD exacerbations that has supported advancement of tezepelumab into Phase 3 development for COPD. These clinical data further demonstrate the potential for a TSLP targeted therapy to treat a variety of inflammatory diseases. Tezepelumab is projected to reach global annual sales of over $5.0 billion for COPD alone in 2033, if approved in this indication. The projections for tezepelumab’s global annual sales are not indicative of the potential market opportunity for verekitug and are subject to a number of assumptions, risks and uncertainties that could cause them to be smaller than currently estimated. Despite the availability of existing biologics for severe respiratory disease, there remains a high unmet need that limits the utilization of these therapies, including suboptimal symptom control and frequent dosing intervals.

Verekitug is, to our knowledge, the only monoclonal antibody currently in clinical development that targets and inhibits the TSLP receptor. In May 2024, we presented full proof-of-concept data from our multicenter, randomized, double-blind, placebo-controlled Phase 1b multiple ascending dose (“MAD”) clinical trial in asthma patients demonstrating that dosing with verekitug led to rapid and complete TSLP receptor occupancy, and reductions in fractional exhaled nitric oxide (“FeNO,” a disease-related biomarker) and blood eosinophil levels (“eos,” a disease-related biomarker) that were rapid, substantial and sustained for up to 24 weeks after the last dose. This study also demonstrated that verekitug is approximately 300-fold more potent than tezepelumab (based on published tezepelumab data), which, combined with verekitug’s pharmacokinetic (“PK”) profile, enables an extended dosing interval of up to 24 weeks, compared to tezepelumab (four-week dosing interval). Furthermore, clinical data from our MAD trial indicate an approximately 50% greater effect on FeNO than has previously been reported for tezepelumab. We have not conducted head-to-head clinical studies of verekitug against tezepelumab, and note that ongoing and future clinical trials for verekitug may produce differing clinical activity and tolerability results. Three Phase 1 clinical trials have been completed for verekitug across a total of 120 participants, including 32 patients with asthma. In these trials, which were not designed to support formal statistical comparisons, verekitug was well tolerated, demonstrated no evidence of clinically meaningful anti-drug antibodies (“ADAs”), and showed a predictable and consistent PK profile with high subcutaneous bioavailability. In December 2025, the full manuscript from the MAD trial was published in Clinical Pharmacology and Therapeutics. Based on its extended dosing interval and effect on broadly accepted disease-associated biomarkers, we believe verekitug, if approved, will be the preferred biologic for the treatment of severe asthma, CRSwNP and COPD.

Our current clinical development pipeline for verekitug is summarized in the chart below. We conducted two separate multi-national, placebo-controlled, randomized Phase 2 clinical trials to investigate the efficacy of two extended dosing intervals of 12 and 24 weeks for patients with severe asthma and 12 weeks for patients with CRSwNP. These trials were designed using endpoints that, pending interactions with regulatory authorities, could allow data from these trials to support submissions for product approval. We announced data from the Phase 2 clinical trial in CRSwNP in September 2025 and data from the Phase 2 clinical trial in severe asthma in February 2026. We plan to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, prioritizing a Phase 3 development strategy that focuses on maximizing efficacy in both indications, without biomarker restriction, with quarterly at-home administration. Based on available data from Phase 1 clinical trials with verekitug, we initiated our Phase 2 clinical trial in COPD in July 2025. Beyond these indications, we believe verekitug has broad potential, and we intend to leverage its unique attributes to develop it as a potential therapy for numerous TSLP-driven diseases.

* Phase 3 preparation initiated in both CRSwNP and severe asthma.

† VALOUR is a Phase 2 long-term safety and efficacy study of verekitug in eligible participants with severe asthma who completed the Phase 2 VALIANT study.

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

Only one drug targeting the TSLP pathway has been approved for the treatment of severe asthma. In December 2021, tezepelumab (marketed as Tezspire by Amgen and AstraZeneca), a monoclonal antibody targeting the TSLP ligand, not the receptor, was approved by the FDA as an add-on maintenance treatment for patients with severe asthma. Tezepelumab is the first and only treatment for severe asthma without any phenotype or biomarker limitation, highlighting the benefit of blocking TSLP signaling early in the inflammatory cascade as compared to other biologics’ mechanisms of action which are further downstream. In the Phase 3 clinical trial of tezepelumab in adults and adolescents with severe, uncontrolled asthma, patients who received tezepelumab had fewer exacerbations and better lung function, asthma control and health-related quality of life than those who received placebo. Based on pooled safety data from the clinical trials of tezepelumab, Tezspire’s FDA approved label identifies hypersensitivity reactions following administration as a clinically significant adverse reaction, as well as pharyngitis, arthralgia and back pain as additional adverse reactions that occurred at an incidence of greater than or equal to 3% and more common than the placebo group. Furthermore, a Phase 2a clinical trial for tezepelumab in COPD patients, which demonstrated a clinically-significant reduction of COPD exacerbations, the most frequently reported adverse events for tezepelumab were worsening of COPD (12.1%) and incidents of COVID-19 infections (14.5%, trial commenced in July 2019), demonstrating a safety and tolerability profile consistent with that observed for tezepelumab in severe asthma. In October 2025, tezepelumab was approved in the U.S. for the add-on maintenance treatment of adult and pediatric patients aged 12 years and older with inadequately controlled CRSwNP. This approval was based on the efficacy and safety data from its Phase 3 trial; in this study, tezepelumab demonstrated a reduction in nasal polyp severity and showed reduction for the need for surgery and systemic corticosteroid use versus placebo. These clinical data further demonstrate the potential for a TSLP targeted therapy to treat a variety of inflammatory diseases.

Severe asthma

Asthma is a common respiratory disease characterized by chronic airway inflammation that is often underdiagnosed and under-treated. For some people, asthma can simply be a nuisance, for others it can interfere with daily life and potentially even be life-threatening. Of the more than 25 million Americans living with asthma, it is estimated that 5% to 10% suffer from severe asthma. Severe asthma is defined as asthma that remains uncontrolled despite optimized treatment with high-dose inhaled corticosteroids or that requires high-dosed inhaled corticosteroids to prevent symptoms from becoming uncontrolled. It is estimated that approximately 90% of people with severe asthma are eligible for biologics, but only 440,000 patients are currently treated with biologics, suggesting more than 80% of eligible patients are not being optimally treated. In 2023, global sales of biologics for the treatment of severe asthma were approximately $7.5 billion.

These statistics show there is a large population of people living with uncontrolled symptoms of severe asthma. Key areas of unmet need for people living with severe asthma include improved control of exacerbations and symptoms and reduced treatment burden (e.g., need for frequent injections).

Chronic rhinosinusitis with nasal polyps (CRSwNP)

CRSwNP is an inflammatory disease of the upper airway, marked by chronic sinonasal inflammation and the presence of inflammatory polyps in the nasal passages and paranasal sinuses. It is estimated by Sanofi that approximately 900,000 patients in the United States and Europe suffer from CRSwNP. Nasal polyps are associated with significant morbidity and debilitating symptoms; it is estimated that more than 40% of people with severe asthma also have CRSwNP and that up to 70% of people with CRSwNP also have asthma, demonstrating a strong association between the two conditions.

The current treatment options for patients with CRSwNP are corticosteroids, surgery and, more recently, biologics. Although a treatment option, surgery does not guarantee symptom relief. Even with surgery, many people with CRSwNP remain symptomatic, with the recurrence rate of CRSwNP ranging from 20% to 60% within 18 months to four years and increasing to 79% after 12 years. Recurrence is particularly common for people with severe disease, including those also living with asthma or who have undergone prior surgeries. The recent FDA approvals of biologic treatments for CRSwNP have established a well-understood regulatory pathway and route to commercialization. It is estimated that approximately 300,000 adult patients in the United States are eligible for biologics.

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

COPD is the fourth leading cause of death worldwide, causing approximately 3.5 million deaths in 2021. Almost 14.2 million Americans, or 6.5% of the adult population, reported in one study that they have been diagnosed with COPD, yet the actual number is likely higher given that more than half of adults with low pulmonary function in another study reported that they were not aware that they had COPD.

Treatments for COPD are similar to those for asthma and CRSwNP, including inhaled steroids to reduce inflammation in the airways as well as bronchodilator inhalers to relax airways and improve airflow. Oxygen and surgery may also be used for people with severe COPD. Dupilumab (marketed as Dupixent by Sanofi and Regeneron Pharmaceuticals, Inc. (“Regeneron”)), an interleukin (“IL”)-4 receptor alpha antagonist (“IL-4Ra”), and mepolizumab (marketed as Nucala by GlaxoSmithKline (“GSK”)), an IL-5 antagonist, are the only biologics approved for the treatment of COPD.

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

We have conducted four additional clinical trials of verekitug: a Phase 1b MAD trial in patients with asthma, a Japanese ethnobridging study in healthy volunteers, a Phase 2 trial in patients with CRSwNP, and a Phase 2 trial in patients with severe asthma. Across the five clinical trials, we have treated approximately 500 participants with verekitug. In these trials, verekitug was well tolerated and showed a predictable and consistent PK profile with high subcutaneous bioavailability. Immunogenicity in Phase 2 trials was consistent with previous experience, and meaningful differences in either safety or efficacy were not observed in patients with anti-drug antibodies as compared to those without.

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

We conducted two separate multi-national, placebo-controlled, randomized Phase 2 clinical trials to investigate the efficacy of two extended dosing intervals of 12 and 24 weeks for patients with severe asthma and 12 weeks for patients with CRSwNP. These trials were designed using endpoints that, pending interactions with regulatory authorities, could allow data from these trials to support submissions for product approval. We announced data from the Phase 2 trial in CRSwNP in September 2025 and data from the Phase 2 trial in severe asthma in February 2026. We plan to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, prioritizing a Phase 3 development strategy that focuses on maximizing efficacy in both indications, without biomarker restriction, with quarterly at-home administration. Based on available data from Phase 1 clinical trials with verekitug, we initiated our Phase 2 clinical trial in COPD in July 2025. Beyond these indications, we believe verekitug has broad potential, and we intend to leverage its unique attributes to develop it as a potential therapy for other TSLP-driven diseases.

Our team

We have built a team with deep experience and a strong track record of execution. Our leadership team, including our Chief Executive Officer E. Rand Sutherland, M.D., our Chief Medical Officer and Head of Research and Development Aaron Deykin, M.D., and our Chief Financial and Operating Officer Michael Paul Gray, M.B.A., and our board of directors have significant experience developing and commercializing innovative medicines, with deep expertise in severe asthma and other respiratory diseases.

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
•
Advance verekitug in severe asthma, CRSwNP and COPD. We initiated a Phase 2 clinical trial to evaluate verekitug for the treatment of COPD in July 2025, reported positive top-line results in our CRSwNP Phase 2 trial in September 2025, and reported positive top-line results in our severe asthma Phase 2 trial in February 2026. We designed our trials to leverage established biomarkers, clinical trial paradigms and validated regulatory pathways to rapidly generate data to further establish the unique therapeutic profile of verekitug. In addition, these trials were designed using endpoints that, pending interactions with regulatory authorities, could allow data from these trials to support submissions for product approval.
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

Biologics are administered either subcutaneously or intravenously on a bi-weekly, monthly, bi-monthly, or bi-annual basis, depending on the specific product. Table 1 below identifies FDA-approved biologic treatments for asthma and each product’s mechanism of action, specific asthma indication and dosing interval. Despite the efficacy shown in clinical trials, it is estimated that less than 25% of people with severe asthma receive biologic treatment.

FDA approved biologic treatments	Mechanism of action	Type of asthma	Dosing interval
Omalizumab / Xolair	Anti-IgE	Moderate to severe persistent allergic asthma	2 or 4 weeks
Dupilumab / Dupixent	Blocks IL-4 and IL-13	Moderate to severe eosinophilic asthma	2 weeks
Mepolizumab / Nucala	Blocks IL-5	Severe eosinophilic asthma	4 weeks
Reslizumab / Cinqair			4 weeks (IV)
Benralizumab / Fasenra			8 weeks
Depemokimab / Exdensur			26 weeks
Tezepelumab / Tezspire	Blocks TSLP	Severe asthma (without restriction to type 2 patients only)	4 weeks

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

Dupilumab (q2w), mepolizumab (q4w), reslizumab (q4w), benralizumab (q8w), and depemokimab (q26w) are biologics that target cytokines acting downstream of the TSLP receptor. These treatments, which produce a 48% to 81% reduction in asthma exacerbation rates, have all been approved by the FDA for the treatment of asthma, but all have labels that are restricted to people with high eosinophilic levels, thereby limiting their use in a substantial portion of severe asthma patients. We believe this is due to their downstream mechanism which is restricted to the type 2 inflammation pathway.

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

Our market research, conducted with healthcare providers, payers, and patients, consistently indicates that efficacy is the primary driver of clinical impact and commercial success in severe asthma and CRSwNP, that healthcare providers are unwilling to trade off any aspect of safety or efficacy for extended dosing, and that the majority of value generated by dosing convenience is captured by moving from every 2- or 4-week dosing to quarterly dosing. These findings support our development strategy focused on delivering high efficacy with quarterly dosing convenience.

Market research shows healthcare providers are not willing to trade off safety or efficacy for extended dosing interval. For instance, approximately 70% of healthcare providers reported that they would switch their asthma patients to another biologic if they observed waning efficacy of a q24w drug.

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

Market opportunity for severe asthma

Asthma is a large and growing market as new treatments become available and diagnoses continue to increase. In 2022, 13.5% of Americans had been diagnosed with asthma at one point in their lives, which is a 48% increase in total asthma diagnoses compared to 9.1% of Americans in 1999.

The major asthma markets, including the United States, France, Spain, Germany, Italy, the United Kingdom (“UK”) and Japan, have estimated annual sales of approximately $7.5 billion for 2023 with a compound annual growth rate (“CAGR”) of approximately 5.9% through 2032. The United States alone was estimated to have approximately $6.0 billion in asthma market sales for 2023.

Of the more than 50 million people diagnosed with asthma in these major markets, it is estimated that only 440,000 patients are treated with biologics currently, or less than 25% of eligible patients. This creates a significant opportunity for a biologic that meets patients’ needs in terms of efficacy and the reduced burden of a longer dosing interval. We believe the longer dosing interval will increase adherence and potentially provide a treatment option for asthma sufferers who were unwilling to take treatments with more frequent dosing. Additionally, because severe asthma is typically treated by specialty care providers rather than primary care physicians, we believe that commercialization can be successfully executed with a focused strategy and sale force.

In the past several years, seven biologic treatments for asthma have been approved by the FDA and six of these have achieved or are projected to achieve greater than $1.0 billion in annual sales by 2026, underscoring the need for new treatments and the large size of the market. Tezepelumab is projected to reach peak global annual sales of over $3.0 billion for severe asthma alone in 2032, and had achieved more than 20% of new to brand share of prescriptions in the United States in its first commercial year.

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

CRSwNP has four main symptoms: runny nose or postnasal drip, nasal congestion, facial pressure and/or pain and loss of smell and/or taste. Patients may also experience ear pain, sneezing, severe difficulty breathing through the nose and sleep disturbances. These symptoms can have a significant impact on quality of life. It is estimated that over 40% of people with severe asthma also have CRSwNP and that up to 70% of people with CRSwNP also have asthma, demonstrating a strong association between the two conditions and an increase in comorbid asthma severity.

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

Recently, biologics targeting the type 2 inflammation pathway have been approved by the FDA as treatments for CRSwNP. Similar to asthma, biologic treatments targeting IgE, IL-5, IL-4Ra, and TSLP have been approved for CRSwNP. Tezepelumab, the most recent of the FDA approvals in CRSwNP, showed reduction in nasal polyp severity, and reduction of the need for surgery and systemic corticosteroid use versus placebo. Omalizumab, an anti-IgE monoclonal antibody, was shown to reduce nasal polyp size and improve symptoms compared to placebo in CRSwNP. Mepolizumab, a humanized anti-IL5 antibody, was shown to reduce nasal polyps and improve sense of smell, post-nasal drip and nasal congestion compared to placebo for CRSwNP patients with severe nasal polyposis refractory to corticosteroid therapy. Dupilumab, a human monoclonal antibody that binds IL-4Ra and inhibits IL-4 and IL-13 signaling, reduced nasal polyp burden and improved nasal symptoms when used in conjunction with intranasal steroids in patients with refractory CRSwNP.

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

Our market research, conducted with healthcare providers, payers, and patients, consistently indicates that efficacy is the primary driver of clinical impact and commercial success in severe asthma and CRSwNP, that healthcare providers are unwilling to trade off any aspect of safety or efficacy for extended dosing, and that the majority of value generated by dosing convenience is captured by moving from every 2- or 4-week dosing to quarterly dosing. These findings support our development strategy focused on delivering high efficacy with quarterly dosing convenience.

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

Of the 900,000 people diagnosed with CRSwNP in the United States, major European markets and Japan, it is estimated that approximately 300,000 adults are eligible for biologics in the United States alone.

We believe there is a significant opportunity for additional biologic entrants into this market given the large unmet medical need that remains as many people with CRSwNP continue to live with uncontrolled symptoms despite surgery, and corticosteroid treatment.

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

COPD is the fourth leading cause of death worldwide, causing approximately 3.5 million deaths in 2021. Almost 14.2 million Americans, or 6.5% of the adult population, reported in one study that they have been diagnosed with COPD, however, the true prevalence is likely higher given that more than half of adults with low pulmonary function in another study reported that they were not aware that they had COPD.

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

Unmet need for people living with COPD

COPD is the fourth leading cause of death worldwide, causing approximately 3.5 million deaths in 2021 and is also associated with significant morbidity. Population studies have shown among patients hospitalized with COPD, 50% are readmitted in the future and approximately 13% will be hospitalized in a three-year period. In total, 60% of all COPD patients will report some limitations in their daily activity, with 45% being unable to work and 75% complaining of difficulty climbing stairs. These increases in hospitalizations and limitations to daily life are reported despite the currently available treatments. It is projected that there will be approximately 3.5 million COPD patients inadequately controlled on triple-therapy in the U.S. by 2033.

With the emerging data that type 2 inflammation plays a role in COPD, particularly exacerbations, for a portion of patients, there is a need to develop therapies that can address this patient population whose symptoms are inadequately managed with currently available therapies.

Market opportunity for COPD

Millions of people worldwide continue to suffer from COPD despite currently available treatments, underscoring the large need for more effective treatments for this patient population. Dupilumab and Mepolizumab are currently the only biologics approved for the treatment of COPD, and others are in late-stage clinical development.

Dupilumab is projected to reach peak sales of approximately $4.0 billion in COPD, while only penetrating 20% of the market, according to third-party research analyst reports. Tezepelumab, which shared positive Phase 2a data indicating it may be effective in patients with eosinophil counts at 150 or greater, is projected to have global annual sales of over $5.0 billion for COPD alone in 2033, if approved in this indication, given the broader patient population it may be able to address.

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

In May 2024, we presented full proof-of-concept data from our randomized, double-blind, placebo-controlled Phase 1b MAD clinical trial in asthma patients demonstrating that dosing with verekitug led to rapid and complete TSLP receptor occupancy, and reductions in disease-related biomarkers, FeNO and blood eos, that were rapid, substantial and sustained for up to 24 weeks after the last dose. This study also demonstrated that verekitug is significantly more potent than tezepelumab (based on published tezepelumab data), which, combined with verekitug’s PK profile, enables an extended dosing interval of up to 24 weeks, compared to tezepelumab (four-week dosing interval). Furthermore, clinical data from our MAD trial indicate an approximately 50% greater effect on FeNO than has previously been reported for tezepelumab. We have not conducted head-to-head clinical studies of verekitug against tezepelumab, and note that ongoing and future clinical trials for verekitug may produce differing clinical activity and tolerability results. In the Phase 1 SAD trial in healthy volunteers, verekitug demonstrated a favorable tolerability profile with no drug-related serious treatment-emergent adverse events, dose proportional pharmacokinetics and a pharmacodynamic effect consistent with TSLP antagonism. We reported positive top-line results from our Phase 2 clinical trial in patients with CRSwNP in September 2025 and positive top-line results from our Phase 2 clinical trial in patients with severe asthma in February 2026. In both Phase 2 clinical trials, verekitug was generally well tolerated, demonstrating a favorable safety profile consistent with previous studies. Across our five Phase 1 and Phase 2 clinical trials, we have treated approximately 500 participants with verekitug.

Verekitug’s preclinical and clinical data suggest:

1. Verekitug is an extremely potent inhibitor of TSLP signaling.

2. Verekitug’s potency translates to a significant impact on biomarkers of severe asthma which are correlated with both disease severity and treatment response. Based on these clinical data verekitug’s potency is more than 300-fold greater than that reported for tezepelumab.

3. Verekitug’s potency enables an extended dosing interval of up to 24 weeks and is currently being investigated in our Phase 2 clinical trial in people with COPD.

Based on the consistency from preclinical to clinical results as well as the potent inhibition of TSLP signaling, we believe verekitug has the potential to be a best-in-class treatment for severe asthma, CRSwNP, COPD and other inflammatory diseases.

Epithelial cell
Viruses • Allergens • Pollutants • Bacteria
Goblet cell
TSLP
TSLP
TSLP
Dendritic cell
Dendritic cell
ILC2
Dendritic cell
Mast cell
Fibroblast
Cytokines
Th0
Th2
Th0
Proteases
IL-5
Th-17
Xolair
Omalizumab
IgE
IL-9
Fasenra
(benralizumab)
Nucala
(mepolizumab)
DUPIXENT
(dupilumab) Injection
Mast cell
IL-4 & IL-13
IL-5
IL-17A
B cells
IL-13
Eosinophil
Neutrophil
Fibrosis
Smooth muscle cell
Type 2 Driven Inflammation
Non Type 2 Driven Inflammation
Structural changes

Figure 4: Verekitug neutralizes TSLP, a cytokine upstream of those targeted by existing biologics

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

The IC90 values from the in vitro assays suggest a target trough concentration of approximately 0.3 µg/mL as an effective dose for verekitug. These results, as shown in Figure 5 below, underscore the potency of verekitug and the potential for sufficient efficacy even at low drug concentrations.

Figure 5: Left panel: In a competitive ELISA study, verekitug was shown to inhibit the interaction between TSLP and TSLP receptor in a dose-dependent manner. Right panel: Ba/F3 cells were co-transfected with human IL-7Ra and TSLP receptor. When treated with verekitug, inhibition of TSLP-induced proliferation was seen.

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

Phase 1 clinical trials

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

Participants were randomized three to one to verekitug or placebo. In the first six cohorts, verekitug was delivered via IV in ascending doses beginning at 0.03 mg/kg and ending at 10 mg/kg. The final cohort was a 1 mg/kg SC dose. Figure 6 below summarizes the Phase 1 SAD trial design.

BMI, body mass index; IV, intravenous; PD, pharmacodynamics; PK, pharmacokinetics; R, randomization; SC, subcutaneous; ULN, upper limit of normal.

Figure 6: Trial design schematic for Phase 1 SAD trial

Phase 1 SAD clinical trial safety and tolerability data

We presented the results from the Phase 1 SAD clinical trial of verekitug at the ATS International Conference in May 2023. The data showed a favorable tolerability profile at all dose levels in healthy participants.

As summarized in Figure 7 below, treatment-emergent adverse events (“TEAEs”) were reported by 21 of 42 participants receiving verekitug (50%) and 3 of 14 (21%) participants receiving placebo. The majority of TEAEs were mild in severity and less than half of all reported TEAEs were considered to be related to the study drug. There was no clinically relevant increase in the frequency of TEAEs with the increase of dose. No drug-related serious TEAEs occurred during the study. One participant experienced a serious TEAE of nephrolithiasis which was deemed not related to the study drug by the investigator. The most frequently reported TEAEs were headache and dysmenorrhea (menstrual cramps).

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

Figure 7: Incidence of treatment-emergent adverse events by cohort

Phase 1 SAD clinical trial PK data

In the six IV cohorts, there was a linear and dose-proportional increase in maximum serum concentration (“Cmax”) and total drug exposure over time (area under the curve) over the 0.1-10 mg/kg dose range. The mean terminal half-life was approximately 20 days for the 1, 3 and 10 mg/kg IV dose groups.

There was evidence of more rapid elimination of verekitug at serum concentrations below approximately 1.0 µg/mL, which may be attributed to target mediated drug disposition. Target-mediated drug disposition occurs when a drug binds with such high affinity to its pharmacological target site, in this case TSLP receptor, that it affects its PK characteristics. The PK profile of verekitug was linear and dose-proportional at concentrations exceeding the conservatively estimated therapeutic threshold (1.0 µg/mL). Figure 8 below illustrates the PK profiles for the six IV cohorts and one SC cohort in our Phase 1 SAD trial.

a Projected conservative therapeutic threshold at time of study

Figure 8: Single dose PK profiles for six IV cohorts and one SC cohort

Data from the SC cohort showed the absolute bioavailability after a dose of 1 mg/kg of verekitug was approximately 70%. A PK model fitted to the single dose SC PK data was used to predict the PK profiles after repeat SC administration at different dose levels and dose intervals, as illustrated in Figure 9 below. The then-anticipated therapeutic threshold concentration (1.0 µg/mL), conservatively estimated as a 1⁄2-log escalation from the 0.3 µg/mL concentration derived from in vitro pharmacology assays, was predicted to be maintained with a 12-week dosing interval.

a Projected conservative therapeutic threshold at time of study

Figure 9: Simulated PK profiles for repeated SC administration based on Phase 1 SAD clinical trial data

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

Participants were randomized three to one verekitug to placebo. In the first two cohorts, participants were dosed subcutaneously every four weeks (q4w, three total doses) with 100 mg and 200 mg of verekitug, respectively. Participants in the third cohort were dosed subcutaneously with 300 mg every 12 weeks (q12w, two total doses). The final cohort was a single low dose of 25 mg subcutaneously. The 32-week trial included an observation period of up to 24 weeks after the last dose in the multi-dose cohorts. Figure 10 below summarizes this trial design.

PD, pharmacodynamics; PK, pharmacokinetics; SC, subcutaneous; PBO, placebo

Figure 10: Trial design schematic for Phase 1b MAD trial

Phase 1b MAD safety and tolerability data

Similar to the Phase 1 SAD clinical trial, the data from the Phase 1b MAD clinical trial showed a favorable tolerability profile for verekitug at all dose levels.

As summarized in Figure 11 below, TEAEs were reported by 21 of 24 (87.5%) participants receiving verekitug and 7 of 8 (87.5%) patients receiving placebo. TEAEs were mild to moderate in severity with no severe TEAEs reported. Over 90% of the TEAEs were deemed unrelated to study drug. There were no reported serious TEAEs and there were no withdrawals from the trial or treatment discontinuations due to TEAEs. The most frequently reported TEAE was headache. Several participants had mild, short-lived and self-limited injection site reactions; none were reported as an adverse event.

There were no clinically relevant trends observed in clinical laboratory analyses, including hematology, biochemistry and urinalysis. Additionally, there were no clinically relevant trends in vital signs, physical assessments or ECGs were observed. There was no clinically relevant immunogenicity observed in the trial.

Figure 11: Treatment emergent adverse events observed in Phase 1b MAD clinical trial

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

As shown in Figure 12, observed mean serum concentrations from the Phase 1b MAD study replicated the modeled PK from the Phase 1 SAD clinical trial in healthy volunteers.

Symbols: observed mean values from Phase 1b MAD study; Solid lines: predicted PK from Phase 1 SAD clinical trial in healthy volunteers; LLOQ: lower limit of PK quantification

Figure 12: Post-dose serum concentration of verekitug for each Phase 1b MAD cohort, overlayed with PK model based on Phase 1 SAD trial data

We demonstrated that dosing with verekitug led to rapid and complete TSLP receptor occupancy and reductions in FeNO and eos that were rapid, substantial and sustained for up to 24 weeks after last dose.

The pharmacodynamics of verekitug were assessed over the 32-week observation period by measuring TSLP receptor occupancy in CD14+ monocytes. As summarized in Figure 13 below, the first three cohorts (verekitug doses ≥100 mg) had substantial occupancy through the end of the observation period. The fourth single low dose cohort, added to interrogate the minimal concentration required to maintain full receptor saturation, produced substantial occupancy for 12 to 16 weeks supporting the high potency of verekitug at low doses. All cohorts demonstrated 100% TSLP receptor occupancy by verekitug within two weeks after first dose.

Receptor Occupancy (% cells)
150
100
50
0
-50
% Free TSLP receptors (mean ± SEM)
0
4
8
12
16
20
24
28
32
Elapsed Time (Weeks)
Placebo
100 mg Q4W
200 mg Q4W
300 mg Q12W
25 mg X1
Dosing

Figure 13: Percent of free TSLP receptors for each Phase 1b MAD cohort compared to placebo over 32 weeks

As shown in Figures 14 and 15 below, reductions in blood eos and FeNO levels were rapid, substantial and sustained. Additionally, these key disease-related biomarkers remained below baseline in all cohorts receiving ≥100 mg of verekitug through the 32-week observation period, up to 24 weeks past the last dose. In the single low dose cohort, blood eos and FeNO levels remained below baseline for 18 and 20 weeks of observation, respectively. The loss of the suppression of biomarkers in this cohort, which occurred shortly after the loss of receptor saturation, allowed determination of the minimal concentration required for the efficacy of verekitug.

Blood Eosinophils

Placebo
100mg Q4W x3
200mg Q4W x3
300mg Q12W x2
25mg x1
Eosinophils (cells/µl)
Elapsed Time (Weeks)
0
100
200
300
400
500
0
4
8
12
16
20
24
28
32

Dashed line = baseline value

Data presented as mean ± SE; n = 6-8 subjects (mild-moderate asthmatics)

Figure 14: Levels of blood eosinophils compared to baseline for each cohort in Phase 1b MAD trial over 32 weeks

FeNO (ppb)

Placebo
100mg Q4W x3
200mg Q4W x3
300mg Q12W x2
25mg x1
FeNO (ppb)
Elapsed Time (Weeks)
80
60
40
20
0
4
8
12
16
20
24
28
32

Dashed line = baseline value

Data presented as mean ± SE; n = 6-8 subjects (mild-moderate asthmatics)

Figure 15: Levels of fraction of exhaled nitric oxide (right column) compared to baseline for each cohort in the Phase 1b MAD trial over 32 weeks

Patients receiving verekitug doses of 100 mg or greater experienced reductions in blood eos of up to 52% and FeNO reductions of up to 49% at 32 weeks. As seen in Figure 16 below, at week 12, the change from baseline in blood eos was -164 cells/µl for cohort 1, -204 cells/µl for cohort 2, and -77 cells/µl for cohort 3. Of note, cohort 3 had a lower baseline value for blood eos which may affect the absolute value change from baseline. For context, dupilumab has been observed to increase blood eos by approximately 30%, whereas mepolizumab (an eosinophil depleter) has been observed to reduce blood eos by 84%. In these same patients, the change from baseline in FeNO at week 12 was -28 ppb (a -54% change from baseline) for cohort 1, -47 ppb (a -51% change from baseline) for cohort 2 and -37 ppb (a -51% change from baseline) for cohort 3. The Phase 2 and 3 trials of tezepelumab in severe asthma reported a less substantial effect on FeNO, with a change from baseline in FeNO at week 12 of -17 ppb (a -25% change from baseline). Dupilumab’s effect on FeNO was observed to be similar to that of tezepelumab, at an approximately -27% change from baseline, whereas mepolizumab was observed to have no effect on FeNO. These data are presented for reference purposes only and do not represent results of head-to-head comparative studies among these product candidates or relative to verekitug. Differences exist between trial designs, subject characteristics and timing of data, and caution should be exercised when comparing data across studies.

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

Figure 17: Maximal, 50% and 90% effective concentrations of verekitug

Data from the Phase 1 SAD and Phase 1b MAD clinical trials enabled for further PK simulations of verekitug to determine the doses for a Phase 2 clinical trial, as shown in Figure 18 below. Doses of 100 mg q12w SC and 400 mg SC every 24 weeks (q24w) were projected to sustain serum concentrations of verekitug above the MAD-derived FeNO EC90 of 0.07 mg/L that was established in the MAD study for the entirely of the dosing interval, including at trough. For this reason, these doses were tested in our Phase 2 trial in severe asthma.

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

Summary of clinical results

To date, verekitug has demonstrated a favorable tolerability profile and unique pharmacology that is consistent across preclinical and clinical studies. The high potency seen in preclinical studies, which were not designed to support formal statistical comparisons, has accompanied clinical evidence of rapid and complete TSLP receptor occupancy, and reductions in disease-associated biomarkers, including FeNO and eos, that were rapid, substantial and sustained for up to 24 weeks after the last dose. These Phase 1 data underpinned our clinical development strategy for verekitug in severe asthma, CRSwNP, and COPD and supported our Phase 2 trial designs investigating 12- and 24-week dosing.

Phase 2 clinical trials

We have completed one Phase 2 clinical trial of verekitug for the treatment of CRSwNP (VIBRANT) and a separate Phase 2 clinical trial of verekitug for the treatment of severe asthma (VALIANT). In May 2025, we initiated a Phase 2 long-term extension study (VALOUR) in eligible participants with severe asthma who completed the VALIANT Phase 2 clinical trial, and in July 2025 we initiated a Phase 2 clinical trial of verekitug for the treatment of COPD (VENTURE). Based on available data from the VALIANT and VIBRANT Phase 2 trials and analysis from approximately 500 participants treated with verekitug across our five completed Phase 1 and 2 clinical trials, we plan to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, prioritizing a Phase 3 development strategy that focuses on maximizing efficacy in both indications, without biomarker restriction, and with quarterly at-home administration.

Severe asthma

In February 2026, we announced positive top-line data from the Phase 2 global, randomized, double-blind, placebo-controlled, dose-ranging, parallel group VALIANT clinical trial (NCT06196879) that evaluated the safety and efficacy of verekitug for up to 60 weeks, with a minimum of 24 weeks of treatment, in 478 adults with severe asthma. Participants were randomized into one of four groups, receiving either 100 mg of verekitug every 24 weeks (“q24w”), 400 mg of verekitug q24w, 100 mg of verekitug every 12 weeks (“q12w”), or placebo administered subcutaneously. The primary endpoint was a reduction of the AAER. Secondary endpoints included changes in air exhalation, nitric oxide exhalation, and a patient-reported assessment of asthma control, though these endpoints were not designed with sufficient power to detect statistically significant effects.

The trial met its primary endpoint of a statistically significant and clinically meaningful reduction in AAER with both q12w and q24w dosing, with verekitug demonstrating a reduction in AAER of 56% (p<0.0003) when dosed at 100 mg q12w and 39% (p<0.02) when dosed at 400 mg q24w, as compared with placebo.

Placebo-adjusted improvement in lung function, as measured by the forced expiratory volume in one second (“FEV1”), was 122 mL at week 60 with verekitug 100 mg q12w, and 139 mL at week 60 with 400 mg q24w. At week 60, verekitug also suppressed FeNO compared to placebo by 20.4 ppb (p<0.0003) when dosed at 100 mg q12w, and by 26.3 ppb (p<0.0001) when dosed at 400 mg q24w. These data represented a mean 43.5% (p=0.03) reduction from baseline in the 100 mg q12w group and a mean 44.9% (p=0.03) reduction from baseline in the 400mg q24w group. A third low-dose treatment group, 100 mg q24w, demonstrated a statistically significant effect on AAER, but did not provide consistent improvements in other endpoints.

Additional pre-specified analyses of secondary outcomes at week 24 revealed statistically significant placebo-adjusted improvements compared to baseline in both FEV1 and FeNO with the 100 mg q12w and 400 mg q24w dose regimens.

Verekitug was generally well tolerated across all active doses, demonstrating a favorable safety profile consistent with previous studies.

CRSwNP

In September 2025, we released top-line data from the Phase 2, global, randomized, double-blind, placebo-controlled, parallel group VIBRANT trial (NCT06164704) that evaluated the efficacy and safety of verekitug over 24 weeks in 81 adults with CRSwNP. Participants received either 100 mg of verekitug or placebo subcutaneously every 12 weeks for 24 weeks. The primary endpoint was change in endoscopic nasal polyp score at Week 24, a primary endpoint that has been used in several registrational trials for other biologic treatments for CRSwNP. Secondary endpoints included: nasal congestion score, sinus opacification, difficulty with sense of smell, total symptom score, percentage of participants requiring systemic corticosteroids or nasal polyp surgery, and time to first such interventions up to Week 24.

Over the 24-week treatment period, verekitug, dosed 100 mg every 12 weeks, met the primary endpoint and key secondary endpoints, demonstrating statistically significant and clinically meaningful reductions in both endoscopic nasal polyp score

(“NPS”) and nasal congestion score (“NCS”), with a generally well tolerated safety profile consistent with previous studies. Treatment with verekitug also resulted in a significant reduction in the need for surgery or systemic corticosteroids. The trial met its primary endpoint, demonstrating a statistically significant and clinically meaningful, placebo-adjusted reduction in NPS of -1.8 (p<0.0001) at Week 24 compared with baseline. The trial also showed a meaningful placebo-adjusted reduction from baseline in the patient-reported NCS, a key secondary endpoint, by -0.8 (p=0.0003).

Significant improvements were also observed in other key secondary endpoints, including sinus opacification as measured by the Lund-Mackay score, reduction in the need for either systemic corticosteroids or nasal polyp surgery, and total symptom score.

Verekitug was generally well tolerated, demonstrating a favorable safety profile consistent with previous studies, with no serious adverse events observed.

COPD

In July 2025, we announced dosing of the first patient in the Phase 2 multicenter, randomized, double-blind, placebo-controlled, parallel group VENTURE clinical trial (NCT06981078) designed to assess the efficacy and safety of verekitug in approximately 670 adults with moderate-to-severe COPD. Participants are randomized to receive verekitug at doses of 100 mg once every 12 weeks, 400 mg once every 24 weeks, or placebo, over treatment periods of between 60 weeks and up to 108 weeks. The primary analysis population includes patients with elevated eos. Subjects are randomized 1:1:1 to receive verekitug at doses of 100 mg q12w, 400 mg q24w and placebo administered SC. Given verekitug’s potency, we are also enrolling a subset of patients without elevated eos at baseline to explore the potential for efficacy in this expanded population.

Aligned with recent registrational trials of biologics in this condition, the primary endpoint of the study is the annualized rate of moderate or severe COPD exacerbations. Secondary endpoints include changes in participants’ day-to-day symptoms as well as measures of lung function, such as forced expiratory volume in one second. We have designed this trial using endpoints that, pending interactions with regulatory authorities, could allow data from this trial to support submissions for product approval.

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

Manufacturing and supply

Our current strategy is to outsource all manufacturing of verekitug or any other potential future product candidates to third parties. We leverage third-party manufacturers to support the manufacturing of verekitug for clinical trials and, if we receive regulatory approval, we intend to rely on such third parties for commercial manufacture. We have manufactured sufficient supply for our ongoing Phase 2 COPD trial. We do not own or operate any manufacturing facilities for the production of clinical or commercial quantities of verekitug or any other potential future product candidates. We believe this strategy will enable us to maintain a nimble, efficient and effective working model without making significant internal capital investments. We currently obtain our supplies from these manufacturers on a purchase order basis and do not have any long-term supply agreements in place. In order to de-risk our supply chain, and as we advance toward potential commercialization, we intend to enter into long-term supply agreements as well as evaluate additional product manufacturing sources.

We rely, and expect to continue to rely, on third-party manufacturers to provide all of the active pharmaceutical ingredients and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies in compliance with FDA and other foreign regulatory requirements, and on contract development and manufacturing organizations (“CDMOs”) to manufacture and supply our preclinical and clinical materials. We have made technical development a major focus of our efforts and have worked to improve the formulation and manufacturing process in place at the time of our acquisition of verekitug in 2021. This effort has resulted in a greater than 6-fold improvement in the concentration of the formulation of verekitug, from 30 mg/mL to 200 mg/mL, which enabled the ability to employ both a 0.5mL (100 mg) and a 2.0mL (400 mg) SC injection in our severe asthma Phase 2 clinical trial. These 0.5mL and 2.0mL injection volumes are comparable to or smaller than those of other biologics approved for the treatment of severe asthma, including tezepelumab (1.91mL), dupilumab (2.0mL) and mepolizumab

(1.0mL). These process improvements have led to an approximately 35% increase in yield as well, while maintaining comparable product quality.

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

Existing therapeutics for asthma include controller medications, reliever medications and more recently, biologics from Genentech, Inc. (“Genentech”) and Novartis Pharmaceuticals Corporation (“Novartis”) (Xolair), Sanofi and Regeneron (Dupixent), GSK (Nucala), GSK (Exdensur), AstraZeneca (Fasenra), and Amgen and AstraZeneca (Tezspire). Existing therapeutics for CRSwNP include topical corticosteroids, nasal saline irrigations and more recently, biologics from Genentech and Novartis (Xolair), Sanofi and Regeneron (Dupixent), GSK (Nucala), and Amgen and AstraZeneca (Tezspire). Existing therapeutics for COPD include inhaled steroids and bronchodilator inhalers and more recently, a biologic from Sanofi and Regeneron (Dupixent) and GSK (Nucala). A biologic targeting the TSLP ligand is also in development by Amgen and AstraZeneca (Tezspire) for COPD.

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

Verekitug program

We own 6 patent families directed to verekitug. A first patent family is directed to compositions of matter of verekitug and methods of using the same for treating asthma and expire in 2034, without taking any potential patent term extension into account. As of March 20, 2026, this first patent family has two issued U.S. patents, 20 issued patents in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, a European patent (validated in Albania, Austria, Belgium, Bulgaria, Switzerland, Cyprus, Czech Republic, Germany, Denmark, Estonia, Spain, Finland, France, Great Britain, Greece, Hungary, Croatia, Ireland, Iceland, Italy, Liechtenstein, Latvia, Lithuania, Luxembourg, Monaco, Malta, Macedonia, Netherlands, Norway, Poland, Portugal, Romania, Serbia, Sweden, Slovenia, Slovakia, and Turkey), Hong Kong, Indonesia, Israel, India, Japan, South Korea, Malaysia, Mexico, Philippines, Russia, Singapore, Taiwan, Ukraine, Vietnam and South Africa, and one pending application in Thailand. A second patent family is directed to certain pharmaceutical formulations comprising verekitug and methods of treating humans with asthma with such formulations, which expire in 2037, without taking any potential patent term extension into account. As of March 20, 2026, this second family includes three issued U.S. patents, one pending U.S. non-provisional application, 15 issued patents in foreign jurisdictions, including Canada, China, Hong Kong, Europe (validated in Switzerland, Germany, France, United Kingdom, and Ireland), two in Japan, South Korea, Macao, Mexico, Philippines, Russia, Singapore, two in Taiwan, Vietnam, and 3 pending applications in foreign jurisdictions, including in Indonesia, Singapore, and Thailand. The third patent family is directed to certain formulations that could be used with verekitug and methods of using the same and which expire in 2042, without taking any potential patent term extension into account. As of March 20, 2026, this third family has an issued U.S. patent, one pending U.S. non-provisional application, and 19 applications pending in foreign jurisdictions, including Argentina, Australia, Brazil, Canada, China, two in Hong Kong, Eurasia, Europe, Israel, India, Japan, South Korea, Mexico, New Zealand, Singapore, Taiwan, Ukraine, and South Africa, of which Eurasia has been allowed. The other three patent families are directed to methods of using verekitug and comprise 5 pending U.S. provisional patent applications. Should any patents issue based on these other three patent families they would expire in 2046, without taking any potential patent term extension into account.

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

Exclusive license agreement with Maruho

In October 2021, we entered into a license agreement with Maruho Co., Ltd. (“Maruho”), as amended on May 30, 2023 (the “Maruho License Agreement”), under which we granted to Maruho an exclusive, irrevocable, perpetual, royalty-free, sublicensable (subject to our right of first negotiation as described below) license. The license was under certain intellectual property rights controlled by us or our affiliates to research, develop, manufacture via a third party contract manufacturer, sell and import any pharmaceutical, biologic or medical device product (or any combination thereof), which (i) was or is developed by or on behalf of us or our affiliates, and (ii) incorporates or uses the compound designated by Astellas as ASP7266 in Japan (collectively, the “Maruho License Product”).

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

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”), as amended (the “Lonza License Agreement”), pursuant to which we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. The license allows us to use Lonza’s glutamine synthetase gene expression system (“Lonza System”) to develop, manufacture and commercialize the Compound, including any part of such system that is embodied within or otherwise used to create the cell lines expressing the Compound or a component thereof.

As consideration for the rights and licenses granted to us, we agreed to pay Lonza certain royalties and annual payments, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six-figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound.

Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country.

The Lonza License Agreement continues for an indefinite period of time unless otherwise terminated. We may terminate the agreement at any time upon prior written notice to Lonza. Furthermore, either party may terminate the agreement upon the occurrence of a material breach of such agreement by the other party that is irremediable or not remedied within a certain period of time, or the other party’s failure to pay debts or entry into liquidation. Lonza also may terminate the Lonza License Agreement by providing written notice to us if we contest the secret or substantial nature of the know-how relating to the Lonza System that is licensed to us under the Lonza License Agreement.

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

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity for that broader indication.

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

Clinical trial approval

In April 2014, the European Union adopted the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the Clinical Trials Directive 2001/20/EC. The CTR is directly applicable in all European Union Member States meaning no national implementing legislation in each European Union Member State is required. The CTR aims at harmonizing and streamlining the approval of clinical trials in the European Union, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. For instance, the CTR provides for a streamlined application procedure via a single-entry point and strictly defined deadlines for the assessment of clinical trial applications. Sponsors conducting clinical trials must, as in the United States, post specified clinical trial information in the European Union on the Clinical Trials Information System.

PRIME designation in the European Union

The PRIority MEdicines (“PRIME”), scheme is intended to encourage product development in areas of unmet medical need and is intended to support development of products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the European Union or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to early and proactive regulatory dialogue with the European Medicines Agency (“EMA”), frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and a rapporteur from the Committee for Medicinal Products for Human Use (“CHMP”) are typically appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union Member States, as well as the countries of the EFTA Pillar of the European Economic Area (Norway, Iceland and Liechtenstein) (“EEA”). Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer, HIV, AIDS, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the European Union, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Applicants must demonstrate the quality, safety and efficacy of their products to the EMA. The CHMP provides an opinion regarding the MAA. The European Commission grants or refuses a marketing authorization in light of the opinion delivered by the EMA.

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

Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

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

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is usually governed by the national anti-bribery laws of European Union Member States and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the European Union.

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

An orphan designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized marketing authorization. Marketing authorization for an orphan product leads to a ten-year period of market exclusivity following marketing approval of the orphan product. During this market exclusivity period, the European Commission or the European Union Member States may only grant a marketing authorization to a “similar medicinal product” for the same therapeutic indication as an authorized orphan product if: (i) a second applicant can establish that its product, although similar to the authorized orphan product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized orphan product consents to a second application; or (iii) the marketing authorization holder for the authorized orphan product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, including if the product is sufficiently profitable not to justify market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned European Union rules are applicable in the EFTA Pillar of the EEA (Iceland, Liechtenstein and Norway).

Reform of the regulatory framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the European Union for all medicines (including those for rare diseases and for children). The European Commission provided the legislative proposals to the European Parliament and the Council of the European Union for their review and approval. In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Brexit and the regulatory framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom (the "UK") is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK; however, new legislation such as the CTR is not applicable in the UK. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the "MHRA") became the UK's standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland (together, "Great Britain"), which continued to follow the EU regulatory regime for a period following Brexit. However, on January 1, 2025 a new arrangement called the Windsor Framework came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines. In particular, the MHRA is now responsible for approving medicinal products placed on the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has a role in UK marketing authorizations. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK Only”, indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of a marketing authorization from the EMA (and certain other regulators) when considering an application for a UK marketing authorization. The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the (now-repealed) EU Clinical Trials Directive, as implemented into UK national law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations. These changes, which will take full effect from April 2026, aim to create a streamlined, risk-proportionate system that accelerates approvals while maintaining robust safety standards.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation (“MFN”) price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the MFN lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (“UPLs”) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Employees and human capital resources

As of March 20, 2026, we had 75 full-time employees, 22 of which have M.D. or Ph.D. degrees, and seven full-time consultants. Within our workforce, 56 employees are engaged in research and development activities and 19 are engaged in business development, finance, legal, and general management and administration activities. Our human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $143.4 million and $62.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $334.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

Additionally, our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”), the European Commission, or other comparable foreign regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing or maintaining appropriate manufacturing arrangements for our clinical trials or in the development of verekitug or any potential future product candidates.

We will require additional funding in order to finance operations. If we are unable to raise capital when needed, or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, verekitug in multiple indications. Even if verekitug or our potential future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through private financings, our initial public offering (“IPO”), which closed in October 2024. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of verekitug, and commence additional clinical trials.

As of December 31, 2025, we had cash, cash equivalents and short-term investments in the amount of $341.5 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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
•
delays in submitting an Investigational New Drug (“IND”) application or other regulatory submission to the FDA, EMA, or other comparable foreign regulatory authorities, or delays or failure in obtaining the necessary authorizations from regulators to commence a clinical trial or a suspension, termination, or hold, of a clinical trial once commenced;
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

We are currently conducting, and may in the future conduct, clinical trials for verekitug or any other potential future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials. We are currently conducting clinical trials outside the United States, including but not limited to in Canada, Japan, South Korea, South Africa, the United Kingdom (“UK”) and countries in South America and the European Union, and we expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or any other comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations, and the FDA can validate the data through on-site inspections or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements, including in relation to the use of data from clinical trials conducted in foreign jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in verekitug or any other potential future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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

Certain states have passed laws regulating specific aspects of privacy. For example, a small number of states, such as Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information. Additionally, we may be subject to new laws governing the privacy of consumer health data, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. These various privacy and data security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to certain countries of concern, including China. The final rule also restricts certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. The final rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of the final rule may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission adopted an adequacy decision in favor of the UK, a decision recognizing the UK as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the UK without additional safeguards. In December 2025, the European Commission extended the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) on 19 June 2025. The EU GDPR and the UK GDPR currently impose substantially similar obligations. However, it is possible that the respective provisions, interpretations and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties, leading to additional compliance costs and could increase our overall risk.

Additionally in the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with a greater oversight. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although some countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EEA is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

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

Issues in the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Development, use, and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. In addition, AI technologies, including generative AI tools, may create content, analyses or recommendations without human intervention that take or suggest actions based on incomplete or inaccurate data, “hallucinatory” inferences, or flawed training inputs or contain copyrighted or other protected material, and if our customers or others use this flawed or protected content or materials to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 2025 executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. As a result, we may face a fragmented and evolving compliance landscape that could increase operational complexity, regulatory scrutiny, and legal exposure associated with the use or development of AI technologies. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Additionally, our vendors may incorporate AI tools into their offerings without disclosing this use to us, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. The general approach for FDA approval of a new drug has generally been dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population, although FDA leadership announced in February 2026 that the FDA will, going forward, adopt the default position that one adequate and well-controlled trial, combined with confirmatory evidence, can serve as the basis of approval for novel products. The FDA, the EMA, the European Commission, or other comparable foreign regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. The clinical development of verekitug or any other potential future product candidates is also susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if verekitug or any other potential future product candidates have a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that verekitug or any other potential future product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events or other adverse events, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

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
•
staffing changes and backlogs at the FDA, the EMA or other comparable foreign regulatory authorities may create unexpected delays in the review and approval of any applications we may submit;
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

We have concentrated our research and development efforts to develop the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”) and our future success depends on the successful development of this differentiated therapeutic approach. We are in the early stages of developing verekitug and there can be no assurance that any development problems we have experienced or may experience in the future will not cause significant delays or result in unforeseen issues or unanticipated costs, or that any such development problems or issues can be overcome. We may also experience delays or encounter difficulties in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our future clinical studies or commercializing our products on a timely or profitable basis, if at all. In addition, our expectations with regard to the advantages of inhibiting the TSLP receptor relative to the approach of other therapies may not materialize or materialize to the degree we anticipate. Further, our scalability and costs of manufacturing may vary significantly as we develop verekitug and understand these critical factors.

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

The results observed from preclinical studies or early-stage clinical trials of verekitug or any other potential future product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, results seen in our Phase 2 clinical trials in patients with CRSwNP and patients with severe asthma may not translate to our planned Phase 3 trials. Furthermore, verekitug or any other potential future product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles. In addition, in our planned future clinical trials, we may utilize clinical trial designs or dosing regimens that have not been tested in prior clinical trials.

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

We may experience challenges in recruiting principal investigators and patients to participate in ongoing and future clinical trials for verekitug or any other potential future product candidates if we are unable to sufficiently demonstrate the potential of such product candidates. In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as verekitug or any other potential future product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Furthermore, if significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our trials and patients may drop out of our trials.

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

Moreover, clinical trials are conducted in carefully defined sets of patients who have agreed to enter into clinical trials. With a limited number of patients and limited duration of exposure, rare and severe side effects of our current or future product candidates may only be uncovered with a larger number of patients exposed to the product candidate. It is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects.

If we fail to expand our development of verekitug into additional indications, or discover or acquire, and subsequently develop and commercialize other product candidates, we may be unable to grow our business and our ability to achieve our strategic objectives would be impaired.

Although the development and potential commercialization of verekitug in severe asthma, CRSwNP and COPD are our initial focus, as part of our longer-term growth strategy, we plan to initiate and advance development of verekitug in additional indications. Expansion into new indications will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA, the European Commission, and comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our information technology systems and data and those of our current or future contract research organizations or other contractors and consultants are vulnerable to compromise or damage from computer hacking, computer viruses, and malware (e.g., ransomware malicious software), business email compromises, data breaches, denial-of-service attacks, wrongful conduct by vendors, attacks enhanced or facilitated by AI, fraudulent activity, employee misconduct, human error, telecommunication and electrical failures, natural disasters, or other cybersecurity attacks or accidents. Future acquisitions could expose us to additional cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure. Cybersecurity attacks are increasing in frequency and sophistication and are made by groups and individuals with a wide range of motives (including industrial espionage) and expertise, including by organized criminal groups, “hacktivists,” nation states, and others. As a result of a continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Further, as a company with an increasingly global presence, our systems are subject to frequent attacks, which are becoming more commonplace in the industry, including attempted hacking, phishing attempts, such as cyber-related threats involving spoofed or manipulated electronic communications, which increasingly represent considerable risk. Due to the nature of some of the attacks described herein, there is a risk that an attack may remain undetected for a period of time. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. While we continue to make investments to improve the protection of data and information technology, including in the hiring of information technology (“IT”) personnel, periodic cyber security awareness trainings, improvements to IT infrastructure and controls, and conduct regular testing of our systems, there can be no assurance that our efforts will prevent service interruptions, security incidents, breaches in, or compromises of our systems or those of third-party CROs, vendors, contractors, consultants and/or third parties with whom we do business.

Like other companies in our industry, we and certain of our service providers have experienced cyberattack attempts or incidents and security incidents relating to our information technology systems and infrastructure. Any cybersecurity incident or data breach could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. Although to our knowledge we have not experienced any significant cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs and distract management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations, growth prospects, share price and shareholder value. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

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

We currently rely on and engage third-party manufacturers to provide all of the APIs and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies, including WuXi Biologics (Hong Kong) Limited (“WuXi”). Legislative and regulatory actions have been taken that have the potential to negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. For example, in December 2025 the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which includes Section 851 (commonly referred to as the “BIOSECURE Act”). The BIOSECURE Act restricts U.S. government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern” (“BCCS”) and from expending certain federal loan or grant funds for such equipment or services. While WuXi is not currently listed as a BCC, earlier legislative drafts of the BIOSECURE Act explicitly identified WuXi as a BCC; and also on December 18, 2025, the chairmen of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi be added to the Department of Defense’s 1260H list, which would result in WuXi being designated as a BCC.

Although the BIOSECURE Act includes certain exceptions, waivers, and safe harbors, including a transition period for existing contracts following the issuance of implementing regulations, these provisions may be limited in scope, subject to agency interpretation, or unavailable in particular circumstances. In addition, the BIOSECURE Act has not yet been fully implemented through final regulations, and the manner in which U.S. government agencies will interpret and enforce these restrictions remains uncertain.

If WuXi, or any other current or future vendors with which we work are designated as BCCs, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all. In addition, BIOSECURE-related restrictions could adversely affect our ability to obtain U.S. government funding, enter into collaborations with parties that receive federal funds, attract investment, or ultimately commercialize any product candidates, which could materially harm our business, financial condition, and prospects.

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

The policies of the FDA, the EMA, and the European Commission, and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of verekitug or any other potential future product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For more information, see the section titled “Business—Government regulation”.

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

While we may in the future seek designations for verekitug or any other potential future product candidates with the FDA and comparable foreign regulatory authorities that are intended to confer benefits such as a faster development process, an accelerated regulatory pathway or regulatory exclusivity, there can be no assurance that we will successfully obtain such designations. In addition, even if verekitug or any other potential future product candidates are granted such designations, we may not be able to maintain such designations or realize the intended benefits of such designations.

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

Changes in funding for, or disruptions to the staffing and operations of, the FDA, the SEC, and other U.S. government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, availability of personnel and other resources, the FDA’s or other comparable regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable.

Disruptions at the FDA, the SEC, other U.S. government agencies or comparable foreign regulatory authorities, including as a result of substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years, the U.S. government has shut down several times, including most recently a shutdown for a 43-day period from October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again, such as the one that occurred in October 2025, or if global health concerns, funding shortages or staffing limitations hinder or prevent the FDA, the SEC or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.

Since the change in the U.S. presidential administration in 2025, there continues to be substantial uncertainty as to how and to what extent the leadership of the FDA and the Trump Administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Our relationships with healthcare professionals and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare professionals, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, supranational, national, federal and state healthcare laws and regulations that may affect our ability to operate may apply. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Other healthcare laws”.

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

For more information on the laws and regulations that may impact coverage and reimbursement of verekitug or any other potential future product candidates, see the section titled “Business—Government regulation—Coverage and reimbursement”.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the sections titled “Business—Government regulation—Coverage and reimbursement” and “—Healthcare reform”.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation (MFN) Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “MFN” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. Recent CMS proposals to implement MFN pricing in Medicare and Medicaid, including the GLOBE, GUARD, and GENEROUS models, could materially impact the Company’s revenue.

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

If verekitug or any other potential future product candidates are approved by the FDA, we may only promote or market them in a manner consistent with their FDA-approved labeling. We will train our marketing and sales force against promoting verekitug or any other potential future product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from verekitug or any other potential future product candidates off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of verekitug or any other potential future product candidates for indications other than those approved by the FDA may not effectively treat such conditions. Further, FDA’s Office of Prescription Drug Promotion (“OPDP”) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. Any such off-label use of verekitug or any other potential future product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use verekitug or any other potential future product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation. Similar requirements and considerations apply abroad.

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
•
general geopolitical, industry and macroeconomic conditions such as recessions, interest rates, fuel prices, foreign currency fluctuations, tariffs (including tariffs that have been or may in the future be imposed by the United States or other countries), sanctions, trade protection measures or other trade barriers (including further legislation or actions taken by the United States or other countries that restrict trade), social, political and economic risks and military acts of war or terrorism; and
•
other events or factors, many of which are beyond our control.

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

Other general risks

Unfavorable global economic and market volatility resulting from geopolitical conditions, including those affecting the financial services industry, could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, such as changes in or disruptions of U.S. governmental agencies, whether from a prolonged U.S. federal government shutdown or reduced resources, disruptions in capital markets, the potential for significant changes in U.S. federal policies or regulatory environment that affect the geopolitical landscape. Changes to U.S. policy implemented by the U.S. Congress or U.S. presidential administrations have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since the start of the most recent U.S. presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the implementation of tariffs by the U.S. government has led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, in September 2025, the current administration also announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Additionally, severe or prolonged economic downturn or additional global financial crises could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shut down through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another prolonged government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

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

As of December 31, 2025, we had federal and state net operating loss (“NOLs”) carryforwards of $66.9 million and $92.9 million, respectively. The federal NOLs are not subject to expiration and are limited in utilization to 80% of our taxable income and the state NOLs begin to expire in 2041. As of December 31, 2025, we had federal and state research and development credits of $5.7 million and $1.2 million, respectively, which will, if not utilized, begin to expire in 2043 and 2037, respectively. Our ability to utilize these NOLs to offset future tax liabilities depends on the successful development of our product candidates and future financial performance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cyber Risk Management and Strategy

We have adopted processes for assessing, identifying, and managing cybersecurity risks, that are integrated into our overall enterprise management framework, built into our information technology function and are designed to help protect our information assets and operations from internal and external cybersecurity threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural, and technical safeguards, and periodic review of our procedures in an effort to identify risks and refine our practices. To support our internal resources, we leverage external tools and resources, including a managed service provider that provides ongoing support for the protection of our information technology infrastructure.

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

Governance Related to Cybersecurity Risks

Our audit committee of the board of directors, (the “Audit Committee”), is responsible for overseeing cybersecurity risk, pursuant to the Audit Committee charter, and periodically updates our board of directors on such matters. The Audit Committee receives periodic updates from management regarding cybersecurity matters, and we have a process for the Audit Committee to be notified between such updates in the event of any significant new cybersecurity threats or incidents.

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

Holders

As of March 20, 2026, we had three holders of record of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Not applicable.

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

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma, including a long-term safety and efficacy extension study (“Phase 2 LTE”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). We reported positive top-line results in our CRSwNP Phase 2 trial in September 2025 and positive top-line results in our severe asthma Phase 2 trial in February 2026. We initiated our Phase 2 COPD trial in July 2025. We plan to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, prioritizing a Phase 3 development strategy that focuses on maximizing efficacy in both indications, without biomarker restriction, with quarterly at-home administration. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the issuance and sale of our redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”). As of December 31, 2025, we have received total gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock. In October 2024, we completed our IPO in which we issued and sold 17,250,000 shares of our common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, we received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs.

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the years ended December 31, 2025 and 2024, we reported net losses of $143.4 million and $62.8 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of December 31, 2025, we had an accumulated deficit of $334.2 million, and we had cash, cash equivalents and short-term investments of $341.5 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

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

During the years ended December 31, 2025 and 2024, we received payments from Maruho in the amount of $2.8 million and $1.9 million, respectively.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with Wuxi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During each of the years ended December 31, 2025 and 2024, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

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

Income taxes

We recorded a full valuation allowance of our deferred tax asset position as of December 31, 2025 and 2024 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

As of December 31, 2025, we had federal and state net operating losses (“NOLs”) carryforwards of $66.9 million and $92.9 million, respectively. The federal NOLs are not subject to expiration and are limited in utilization to 80% of taxable income and the state NOLs begin to expire in 2041. As of December 31, 2025, we had federal and state research and development credits of $5.7 million and $1.2 million, respectively, which will, if not utilized, begin to expire in 2043 and 2037, respectively.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The impacts of the OBBBA were not material to the 2025 consolidated financial statements; however, we will continue to evaluate impacts to future periods.

Results of operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$2,854	$2,370	$484
Operating expenses:
Research and development	136,806	62,966	73,840
General and administrative	26,409	17,168	9,241
Total operating expenses	163,215	80,134	83,081
Loss from operations	(160,361)	(77,764)	(82,597)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	2,859	(2,859)
Interest income	16,933	12,123	4,810
Other expense, net	(15)	(24)	9
Total other income, net	16,918	14,958	1,960
Net loss	$(143,443)	$(62,806)	$(80,637)

Collaboration revenue

Collaboration revenue was $2.9 million and $2.4 million for the years ended December 31, 2025 and 2024. Revenue during each of the years ended December 31, 2025 and 2024 was primarily related to the work performed associated with our Phase 2 clinical trial in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$47,694	$28,069	$19,625
COPD indication	34,562	3,115	31,447
CRSwNP indication	7,564	10,524	(2,960)
Unallocated research and development expense:
Manufacturing costs	23,013	6,580	16,433
Personnel expenses (including stock-based compensation)	18,343	9,911	8,432
Professional fees	2,940	2,062	878
Other unallocated expenses	2,690	2,705	(15)
Total research and development expense	$136,806	$62,966	$73,840

Research and development expenses were $136.8 million for the year ended December 31, 2025 compared to $63.0 million for the year ended December 31, 2024. The increase of $73.8 million was primarily driven by an increase of $48.1 million in expenses directly related to our verekitug program and $25.7 million of unallocated research and development expenses.

The increase in direct costs of $31.5 million related to the COPD indication was due to the costs associated with the initiation of our COPD Phase 2 clinical trial for which there were no comparable expenses during the same period in 2024. The increase in direct costs of $19.6 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 clinical trial and Phase 2 LTE study during the year ended December 31, 2025, compared to the same period in 2024. The decrease in direct costs of $3.0 million related to the CRSwNP indication was primarily due to wind down activities associated with our Phase 2 clinical trial during the year ended December 31, 2025 compared to the same period in 2024.

The increase in manufacturing costs of $16.4 million was primarily attributable to an increase in CMO costs for the development of Phase 3 clinical material, partially offset by a decrease in CMO costs for the development of Phase 2 clinical material during the year ended December 31, 2025, compared to the same period in 2024. The increase in personnel expenses of $8.4 million was primarily due to increased headcount in our research and development functions. Personnel expenses for the years ended December 31, 2025 and 2024 included stock-based compensation expense of $2.9 million and $1.2 million, respectively. The increase of $0.9 million in professional fees was related to consulting services to support our verekitug program.

We begin to separately track program expenses at development candidate nomination. Through December 31, 2025, we have incurred approximately $98.7 million, $37.7 million and $21.5 million in direct external expenses for the development of verekitug for severe asthma, COPD and CRSwNP, respectively, since their development candidate nominations.

General and administrative expenses

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$15,188	$10,842	$4,346
Professional fees	6,718	4,349	2,369
Other	4,503	1,977	2,526
Total general and administrative expense	$26,409	$17,168	$9,241

General and administrative expenses were $26.4 million for the year ended December 31, 2025 compared to $17.2 million for the year ended December 31, 2024. The increase of $9.2 million was primarily driven by an increase in personnel expenses of $4.3 million due to increased headcount in our general and administrative functions. Personnel expenses for the years ended December 31, 2025 and 2024 included stock-based compensation expense of $7.5 million and $4.8 million, respectively. Additionally, there was an increase of $2.4 million in professional fees primarily due to increased market research, recruiting, legal and consulting costs. Other expenses increased by $2.5 million primarily due to an increase in corporate insurance, taxes and occupancy costs.

Other income (expense)

Change in fair value of preferred stock tranche right liability

We recorded other income for the change in the fair value of the preferred stock tranche right liability of $2.9 million for the year ended December 31, 2024 related to the Series B Preferred Stock tranche right liability, for which there was no comparable income during the year ended December 31, 2025 as the Series B tranche right liability was settled in April 2024. The change in fair value of the Series B Preferred Stock tranche right liability was due to changes in the assumptions used in the valuation model during the period, including the estimated fair value of the Series B Preferred Stock, volatility and estimated time to the tranche closing.

Interest income

Interest income was $16.9 million and $12.1 million for the years ended December 31, 2025 and 2024, respectively, representing an increase of $4.8 million. The increase in interest income was due to increased balances in our money market funds, U.S. treasury bills and U.S. government agency bonds held during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have funded our operations primarily with the sale of our redeemable convertible preferred stock and the proceeds from our IPO. Through December 31, 2025, we have received gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock and $268.8 million in net proceeds from our IPO. As of December 31, 2025, we had cash, cash equivalents and short-term investments of $341.5 million.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(133,275)	$(59,172)
Net cash used in investing activities	(93,480)	(59,485)
Net cash provided by financing activities	2,441	418,910
Net increase (decrease) in cash, cash equivalents and restricted cash	$(224,314)	$300,253

Operating activities

During the year ended December 31, 2025, operating activities used $133.3 million of cash, resulting primarily from our net loss of $143.4 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $1.5 million, partially offset by non-cash stock-based compensation expense of $10.3 million and changes in operating assets and liabilities of $0.6 million. Net cash provided by changes in operating assets and liabilities was primarily driven by a $4.0 million increase in accrued expenses and other current liabilities, partially offset by a $1.5 million increase in prepaid expenses and other current assets due to upfront payments to CROs for activities associated with our COPD Phase 2 trial and our Phase 2 LTE study in patients with severe asthma, a $1.3 million decrease in accounts payable and a $0.6 million decrease in operating lease liabilities.

During the year ended December 31, 2024, operating activities used $59.2 million of cash, resulting primarily from our net loss of $62.8 million, non-cash changes in fair value of the preferred stock tranche right liability of $2.9 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $1.7 million, partially offset by changes in operating assets and liabilities of $1.9 million and non-cash stock-based compensation expense of $6.0 million. Net cash provided by changes in operating assets and liabilities was primarily driven by a $2.0 million increase in accounts payable and a $1.5 million increase in accrued expenses and other current liabilities, partially offset by a $1.0 million increase in prepaid expenses and other current assets and a $0.5 million increase in accounts receivable. The increase in accounts receivable resulted primarily from the timing of revenue recognition compared to the timing of payments from Maruho for qualifying reimbursable expenses related to the Maruho License Agreement.

For all periods presented, changes in prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities not described above were generally due to the growth in our business, the advancement of our clinical programs, and the timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2025, net cash used in investing activities was $93.5 million, consisting primarily of purchases of short-term investments of $385.9 million, net of maturities of short-term investments of $292.6 million.

During the year ended December 31, 2024, net cash used in investing activities was $59.5 million, consisting primarily of purchases of short-term investments of $290.6 million, net of maturities of short-term investments of $231.6 million and purchases of property and equipment of $0.5 million.

Financing activities

During the year ended December 31, 2025, net cash provided by financing activities was $2.4 million, consisting primarily of proceeds from the exercise of stock options.

During the year ended December 31, 2024, net cash provided by financing activities was $418.9 million, consisting of $268.8 million in net proceeds from our IPO after deducting underwriters discounts and commissions, and offering costs, $149.9 million in net proceeds from the issuance of Series B Preferred Stock and $0.2 million in proceeds from the exercise of stock options.

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

During the years ended December 31, 2025 and 2024, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During the years ended December 31, 2025 and 2024, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments were recognized as research and development expense in the consolidated statements of operations and comprehensive loss.

Lease agreement

In July 2024, we entered into a three-year agreement for office space located at 890 Winter Street in Waltham, Massachusetts. We began paying monthly rent starting one month after lease commencement. Initial base rent was approximately $0.7 million for the first year and approximately $0.8 million for the second and third year. The lease commenced in September 2024.

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

Stock-based compensation

We measure stock-based awards granted to employees, directors, and non-employee service providers based on their fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock option awards with service-based vesting conditions and record the expense for these awards using the straight-line method such that the aggregate amount of expense recognized is at least the fair value of what was legally vested. In March and April 2024, we granted awards with performance-based conditions to our Chief Executive Officer and Chief Financial Officer. Upon achievement of the performance condition, in April 2024, the stock-based compensation for our performance-based stock options was solely subject to continued service until the fourth anniversary of the issuance of Series B Preferred Stock to settle the Series B tranche right.

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

Management’s annual report on internal controls over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control - Integrated Framework. Based on this assessment, our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) During the quarter ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.

The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2025.

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10-K filed on March 12, 2025).
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

10.5#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2024).
10.6#	Executive Severance Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on October 7, 2024).
10.7#*	Amended and Restated Non-Employee Director Compensation Policy.
10.8#	Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).
10.9†+

Asset Purchase Agreement, by and between the Company and Astellas Pharma Inc., dated October 14, 2021 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.10†

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

10.12†+

License Agreement, by and between the Company and Lonza Sales AG, dated October 21, 2021, as amended (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

10.13+

Lease Agreement, by and between the Company and BXP Waltham Woods LLC, dated as of July 3, 2024 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).

19.1*	Upstream Bio, Inc. Insider Trading Policy
21.1	Subsidiary of the registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed on September 18, 2024).
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Upstream Bio, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 12, 2025).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

UPSTREAM BIO, INC.

Date: March 26, 2026	By:	/s/ E. Rand Sutherland
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

Name	Title	Date

/s/ E. Rand Sutherland E. Rand Sutherland, M.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2026

/s/ Michael Paul Gray Michael Paul Gray, M.B.A.	Chief Financial and Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2026

/s/ Ronald C. Renaud, Jr. Ronald C. Renaud, Jr., M.B.A.	Director and Chairman	March 26, 2026

/s/ Daniella Beckman Daniella Beckman	Director	March 26, 2026

/s/ Erez Chimovits Erez Chimovits, M.B.A., M.Sc.	Director	March 26, 2026

/s/ H. Edward Fleming, Jr. H. Edward Fleming, Jr., M.D.	Director	March 26, 2026

/s/ Liam Ratcliffe Liam Ratcliffe, M.B.Ch.B., Ph.D., M.B.A.	Director	March 26, 2026

/s/ Marcella Kuhlman Ruddy Marcella Kuhlman Ruddy, M.D., M.S.	Director	March 26, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Upstream Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upstream Bio, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholder's equity (deficit) and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 26, 2026

We have served as the Company’s auditor since 2022.

Upstream Bio, Inc.

Consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$101,578	$325,892
Short-term investments	239,931	144,559
Accounts receivable	668	613
Prepaid expenses and other current assets	9,620	8,096
Total current assets	351,797	479,160
Property and equipment, net	559	582
Operating lease right-of-use assets	1,222	1,783
Restricted cash	194	194
Total assets	$353,772	$481,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,726	$4,041
Accrued expenses and other current liabilities	10,006	5,992
Operating lease liabilities, current portion	720	704
Total current liabilities	13,452	10,737
Operating lease liabilities, net of current portion	549	1,130
Total liabilities	14,001	11,867
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 54,237,750 and 53,603,398 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	54	53
Additional paid-in capital	673,410	660,604
Accumulated other comprehensive income (loss)	530	(25)
Accumulated deficit	(334,223)	(190,780)
Total stockholders’ equity	339,771	469,852
Total liabilities and stockholders’ equity	$353,772	$481,719

The accompanying notes are an integral part of these consolidated financial statements.

Upstream Bio, Inc.

Consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Collaboration revenue	$2,854	$2,370
Operating expenses:
Research and development	136,806	62,966
General and administrative	26,409	17,168
Total operating expenses	163,215	80,134
Loss from operations	(160,361)	(77,764)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	2,859
Interest income	16,933	12,123
Other expense, net	(15)	(24)
Total other income, net	16,918	14,958
Net loss	$(143,443)	$(62,806)
Redeemable convertible preferred stock cumulative dividends	—	(13,589)
Net loss attributable to common stockholders	$(143,443)	$(76,395)
Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(5.58)
Weighted-average common shares outstanding, basic and diluted	53,852,752	13,682,326

Comprehensive loss:
Net loss	$(143,443)	$(62,806)
Unrealized gain (loss) on investments, net of tax	555	(46)
Total other comprehensive income (loss)	555	(46)
Comprehensive loss	$(142,888)	$(62,852)

The accompanying notes are an integral part of these consolidated financial statements.

Upstream Bio, Inc.

Consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit)

(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances at December 31, 2023	22,941,170	$230,935	2,992,479	$3	$4,824	$(127,974)	$21	$(123,126)
Issuance of Series B redeemable convertible preferred stock in connection with the settlement of the tranche right liability, net of issuance costs of $75	8,823,523	149,939	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(31,764,693)	(380,874)	33,321,149	33	380,841	—	—	380,874
Issuance of common stock from initial public offering, net of issuance costs of $3.9 million and underwriting fee of $20.5 million	—	—	17,250,000	17	268,776	—	—	268,793
Exercise of stock options, net of tax withholding	—	—	39,770	—	159	—	—	159
Stock-based compensation expense	—	—	—	—	6,004	—	—	6,004
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	(62,806)	—	(62,806)
Balances at December 31, 2024	—	—	53,603,398	53	660,604	(190,780)	(25)	469,852
Exercise of stock options, net of tax withholding	—	—	608,155	1	2,278	—	—	2,279
Stock-based compensation expense	—	—	—	—	10,332	—	—	10,332
Issuance of common stock under employee stock purchase plan	—	—	26,197	—	196	—	—	196
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	555	555
Net loss	—	—	—	—	—	(143,443)	—	(143,443)
Balances at December 31, 2025	—	$—	54,237,750	$54	$673,410	$(334,223)	$530	$339,771

The accompanying notes are an integral part of these consolidated financial statements.

Upstream Bio, Inc.

Consolidated statements of cash flows

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(143,443)	$(62,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	188	89
Stock-based compensation expense	10,332	6,004
Change in fair value of preferred stock tranche right liability	—	(2,859)
Net amortization of premiums and accretion of discounts on short-term investments	(1,502)	(1,655)
Non-cash lease expense	561	182
Changes in operating assets and liabilities:
Accounts receivable	(55)	(515)
Prepaid expenses and other assets	(1,524)	(1,008)
Accounts payable	(1,281)	2,017
Accrued expenses and other current liabilities	4,014	1,512
Operating lease liabilities	(565)	(133)
Net cash used in operating activities	(133,275)	(59,172)
Cash flows from investing activities:
Purchases of short-term investments	(385,878)	(290,609)
Maturities of short-term investments	292,563	231,635
Purchases of equipment	(165)	(511)
Net cash used in investing activities	(93,480)	(59,485)
Cash flows from financing activities:
Proceeds from the issuance of Series B redeemable convertible preferred stock, net of issuance costs paid	—	149,924
Proceeds from initial public offering, net of underwriters discounts and commissions	—	272,723
Payments of initial public offering costs	(34)	(3,896)
Proceeds from exercises of stock options	2,279	159
Proceeds from issuance of common stock under employee stock purchase plan	196	—
Net cash provided by financing activities	2,441	418,910
Net increase (decrease) in cash, cash equivalents and restricted cash	(224,314)	300,253
Cash, cash equivalents and restricted cash at beginning of period	326,086	25,833
Cash, cash equivalents and restricted cash at end of period	$101,772	$326,086
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$101,578	$325,892
Restricted cash	194	194
Total cash, cash equivalents and restricted cash at end of period	$101,772	$326,086
Supplemental cash flow information:
Right-of-use asset obtained in exchange for operating lease liability	$—	$1,922
Supplemental disclosure of non-cash investing and financing activities:
Settlement of Series B preferred stock tranche right liability	$—	$15
Initial public offering costs included in accounts payable	$—	$34

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

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has historically financed its operations principally through the issuance and sale of redeemable convertible preferred stock and the proceeds from its initial public offering (“IPO”), which was completed in October 2024. In connection with its IPO, the Company issued and sold 17,250,000 shares of common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $17.00 per share. As a result of the IPO, the Company received $268.8 million in net proceeds, after deducting $20.5 million in underwriting discounts and commissions, and $3.9 million in other offering costs. The Company has incurred recurring losses and negative cash flows from operations since its inception and expects to continue to incur losses and negative cash flows for the foreseeable future as it continues the research and development of verekitug. The Company incurred net losses of $143.4 million and $62.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $334.2 million.

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

Concentration of credit risk and of significant suppliers

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company deposits its cash and cash equivalents in financial institutions in amounts that may exceed federally insured limits, and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The Company’s short-term investments consist of U.S. treasury securities, government agency bonds and corporate debt securities which the Company believes represent minimal credit risk.

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

Foreign currency gains and losses

The functional currency and the reporting currency of the Company is the U.S. dollar. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included as foreign exchange gains and

Upstream Bio, Inc.

Notes to consolidated financial statements

losses in other expense, net in the consolidated statements of operations and comprehensive loss. The Company has not recognized material foreign currency transaction gains or losses during the years ended December 31, 2025 and 2024.

Cash and cash equivalents

The Company considers all short-term, highly liquid investments, with an original maturity of three months or less, to be cash equivalents, and as of December 31, 2025 and 2024, includes amounts held in money market funds in the amount of $86.0 million and $321.0 million, respectively and in U.S. treasury securities of $15.0 million and $4.2 million, respectively.

Restricted cash

Restricted cash consisted of a letter of credit totaling $0.2 million as of December 31, 2025 and 2024, that is required to be maintained in connection with the Company's lease arrangements. The letter of credit is in the name of the Company's landlord and is required to fulfill lease requirements in the event the Company should default on its lease obligations. As of December 31, 2025 and 2024, the Company classified its restricted cash as non-current assets on the consolidated balance sheets based on the release date of the restriction.

Short-term investments

Available-for-sale securities consist of investments with original maturities greater than 90 days at acquisition date. The Company classifies any investments with maturities beyond one year as short term, based on their highly liquid nature and because such available-for-sale securities represent the investment of cash that is available for current operations.

The Company’s debt security investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in fair value due to credit-related factors are based on the specific identification method and are included as other expense, net in the consolidated statements of operations and comprehensive loss. The Company recorded interest income on available-for-sale investments of $16.9 million and $12.1 million during the years ended December 31, 2025 and 2024, respectively, which is classified as interest income in the consolidated statements of operations and comprehensive loss.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in other expense, net. The Company evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. The Company also evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, changes to the underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded in other expense, net. The portion that is not credit-related is treated in accordance with other unrealized losses as a component of accumulated other comprehensive income (loss) in stockholders’ equity. There have been no impairment or credit losses recognized during any of the periods presented.

Fair value measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Upstream Bio, Inc.

Notes to consolidated financial statements

Level 3 Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s accounts receivables, prepaid expenses and other current assets, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities. The Company’s cash equivalents, short-term investments and the preferred stock tranche right liability are carried at fair value (Note 3).

Property and equipment

The Company records property and equipment at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset, as follows:

Estimated Useful Life
Lab equipment	5 years
Computer equipment	3 years
Office equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. For the years ended December 31, 2025 and 2024, the Company did not record any impairment losses on long-lived assets.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

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

Classification and accretion of redeemable convertible preferred stock

The holders of Preferred Stock (as defined in Note 8) have certain redemption rights in the event of a deemed liquidation event that, in certain situations, are not solely within the control of the Company and would call for the redemption of the then outstanding Preferred Stock (Note 8). Therefore, the Preferred Stock is classified as mezzanine equity outside of stockholders’ equity on the consolidated balance sheets. The Company recorded the Preferred Stock at fair value upon issuance, net of tranche right liabilities (Note 8) and associated issuance costs. The net carrying value of redeemable convertible preferred stock were accreted to their redemption values through a charge to additional paid-in capital or accumulated deficit over the period from date of issuance to the earliest date on which the holders could, at their option, elect to redeem their shares. In connection with the IPO, all outstanding shares of convertible preferred stock converted into an aggregate of 33,321,149 shares of the Company’s common stock.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

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

During the years ended December 31, 2025 and 2024, the Company generated revenue from a research and development arrangement with Maruho Co., Ltd (“Maruho”), which is accounted for under ASC 606. Pursuant to the agreement, the Company provides to Maruho research and development services related to verekitug in Japan, and Maruho reimburses the Company for these costs incurred in performing the research and development services (Note 15).

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

Segment information

Operating segments are defined as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, its Chief Executive Officer, views the Company’s operations and manages its business on a consolidated basis as a single operating segment, which is the business of developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. Revenue is generated exclusively from certain transactions with Maruho located in Japan and all assets are held in the United States (Note 18).

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

Upstream Bio, Inc.

Notes to consolidated financial statements

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

Comprehensive loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including unrealized gains and losses on marketable securities held as available for sale. For the years ended December 31, 2025 and 2024, comprehensive loss includes net loss and unrealized gains (losses) on short-term investments.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity has the option to adopt this ASU prospectively or retrospectively. As of December 31, 2025, the Company adopted this new ASU retrospectively and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

Recently issued accounting pronouncements not yet adopted

Upstream Bio, Inc.

Notes to consolidated financial statements

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

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,866	$—	$—	$85,866
U.S. treasury securities	—	14,991	—	14,991
Short-term investments:
U.S. treasury securities	—	159,455	—	159,455
Corporate debt securities	—	75,216	—	75,216
Government agency bonds	—	5,260	—	5,260
	$85,866	$254,922	$—	$340,788

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$321,047	$—	$—	$321,047
U.S. treasury bills	4,173	—	—	4,173
Short-term investments:
U.S. treasury bills	—	77,165	—	77,165
U.S. government agency bonds	—	67,394	—	67,394
	$325,220	$144,559	$—	$469,779

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2025 and 2024.

Upstream Bio, Inc.

Notes to consolidated financial statements

The Company classifies its U.S. treasury securities, corporate debt securities and government agency bonds as short-term based on each instrument’s availability for use in current operations. The fair value of the Company’s U.S. treasury securities, corporate debt securities and government agency bonds are classified as Level 2 because they are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency.

Short-term investments consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury securities	$159,033	$422	$—	$159,455
Corporate debt securities	75,117	102	(3)	75,216
Government agency bonds	5,253	7	—	5,260
Total short-term investments:	$239,403	$531	$(3)	$239,931

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury bills	$77,142	$37	$(14)	$77,165
U.S. government agency bonds	67,442	34	(82)	67,394
Total short-term investments:	$144,584	$71	$(96)	$144,559

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	December 31, 2025	December 31, 2024
Due within one year	$221,506	$109,943
Due after one year through two years	18,425	34,616
Total available-for-sale securities	$239,931	$144,559

Valuation of preferred stock tranche right liabilities

The fair value of the preferred stock tranche right liability in the table below is composed of the fair value of the obligation to issue Series B redeemable convertible preferred stock (“Series B Preferred Stock”) (Note 8). The fair value of the preferred stock tranche right liability was based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

The following table presents a roll-forward of the fair value of the Series B preferred stock tranche right liability during the year ended December 31, 2024, for which fair value was determined using Level 3 inputs (in thousands):

Series B Preferred Stock Tranche Right Liability

Fair value at December 31, 2023	$2,874
Change in fair value of Series B preferred stock tranche right liability	(2,859)
Final settlement of Series B preferred stock tranche right liability	(15)
Fair value at December 31, 2024	$—

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid research and development expense	$6,204	$6,125
Interest receivable	1,653	567
Prepaid insurance	881	852
Prepaid employee-related costs	155	58
Other	727	494
	$9,620	$8,096

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Office equipment	$559	$465
Computer equipment	202	202
Leasehold improvements	87	71
Lab Equipment	55	—
	903	738
Less: Accumulated depreciation and amortization	(344)	(156)
Property and equipment, net	$559	$582

Depreciation and amortization expense related to property and equipment, net was $0.2 million and less than $0.1 million for of the years ended December 31, 2025 and 2024, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued external research and development expenses	$5,057	$2,807
Accrued employee compensation and benefits	4,192	2,697
Accrued consultant and professional fees	757	488
	$10,006	$5,992

Upstream Bio, Inc.

Notes to consolidated financial statements

7. Leases

As of December 31, 2025, the Company was a party to a lease related to commercial real estate under a non-cancelable lease term and a short-term lease related to commercial real estate.

In July 2024, the Company entered into an operating lease agreement for office space located at 890 Winter Street in Waltham, Massachusetts. The lease commenced in September 2024 and the Company began paying monthly rent starting one month after the lease commenced. The Company occupies approximately 16,801 square feet of space under a three-year agreement expiring in October 2027. Initial base rent was approximately $0.7 million for the first year and approximately $0.8 million for the second and third year.

During the year ended December 31, 2024, the Company had an operating lease for office space at 460 Totten Pond Road, Waltham, Massachusetts. In July 2024, the Company provided notice of termination. This notice became effective on October 9, 2024, after which the Company’s rights and obligations under this lease ceased. The lease expired on June 30, 2024, after which the Company continued to pay rent on a month-to-month basis until October 9, 2024. Under its lease, the Company pays a proportional share of operating expenses. Such operating expenses are subject to annual adjustment and are accounted for as variable payments in the period in which they are incurred.

The components of lease cost, which are included in the consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	December 31,
	2025	2024
Lease Cost:
Operating lease cost	$739	$256
Short-term lease cost	—	202
Variable lease cost	—	19
Total lease cost	$739	$477

Supplemental disclosure of cash flow information related to leases were as follows (in thousands):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$742	$207

The weighted-average discount rate and remaining lease term were as follows:

	December 31,
	2025	2024
Weighted-average discount rate — operating leases	11.7%	11.7%
Weighted-average remaining lease term — operating leases	1.8	2.8

The maturities of operating lease liabilities were as follows (in thousands):

Year Ended December 31,	Amount
2026	759
2027	644
Total lease payments	1,403
Less: imputed interest	(134)
Present value of lease liabilities	1,269
Less: operating lease liabilities, current portion	(720)
Operating lease liabilities, net of current portion	$549

Upstream Bio, Inc.

Notes to consolidated financial statements

8. Redeemable convertible preferred stock

The Company has issued Series A Preferred Stock (“Series A Preferred Stock”) and Series B Preferred Stock, which are collectively referred to as the Preferred Stock.

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

As of December 31, 2025 and 2024, there were no shares of redeemable convertible preferred stock issued or outstanding.

The Company’s third amended and restated certificate of incorporation authorized the issuance of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of December 31, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding

9. Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of the Preferred Stock.

As of December 31, 2025 and 2024, the Company’s third amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2025 and 2024, there were 54,237,750 shares and 53,603,398 shares of common stock issued and outstanding, respectively.

Upstream Bio, Inc.

Notes to consolidated financial statements

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

2024 Stock option and incentive plan

On August 19, 2024, the Company’s board of directors adopted, and on October 4, 2024 its stockholders approved, the 2024 Stock Option and Incentive Plan (the “2024 Plan”), which became effective upon the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units, restricted shares of common stock and other stock-based awards. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on January 1, 2025 and each January 1 thereafter, by five percent of the outstanding number of shares of its common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2026, the number of shares of common stock that may be issued under the 2024 Plan increased by 2,711,887 shares of common stock.

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

As of December 31, 2025, the Company had a total of 11,483,191 shares of common stock reserved under the 2024 Plan and the 2021 Plan, and 3,522,463 shares available for future issuance under the 2024 Plan.

2024 Employee stock purchase plan

On August 19, 2024, the Company’s board of directors adopted, and on October 4, 2024 its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective on the date immediately preceding the date on which the IPO registration statement was declared effective by the SEC. A total of 488,467 shares of common stock were initially reserved for issuance under this plan. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2025 and continuing each January 1 thereafter through January 1, 2034, by the least of (i) 976,934 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. On January 1, 2026, there was no increase to the number of shares of common stock that may be issued under the 2024 ESPP Plan.

As of December 31, 2025, 26,197 shares have been issued under the 2024 ESPP.

Fair value inputs

Upstream Bio, Inc.

Notes to consolidated financial statements

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

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Year Ended December 31,
	2025	2024
Expected volatility	92.4%	79.1%
Expected dividends	0%	0%
Expected term (in years)	6.0	6.2
Risk-free rate	4.24%	3.41%

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

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the year ended December 31, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	6,490,571	$5.54	7.9	$71,266
Granted	2,222,826	9.45
Exercised	(608,155)	3.95
Forfeited	(52,151)	7.37
Cancelled	(92,363)	3.57
Outstanding as of December 31, 2025	7,960,728	$6.77	8.0	$162,277
Options exercisable December 31, 2025	3,619,126	$5.50	7.2	$78,346
Vested and expected to vest December 31, 2025	7,960,728	$6.77	8.0	$162,277

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $7.8 million and $0.3 million, respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024 was $7.32 and $5.10, respectively.

Upstream Bio, Inc.

Notes to consolidated financial statements

As of December 31, 2025, there was $21.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table illustrates the classification of stock-based compensation in the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024
General and administrative	$7,478	$4,842
Research and development	2,854	1,162
	$10,332	$6,004

11. Income Taxes

The Company's entire pretax loss for the year ended December 31, 2025 and 2024 was from its U.S. domestic operations. During the years ended December 31, 2025 and 2024, the Company did not record a provision for income taxes because it has incurred net operating losses since inception and maintains a full valuation allowance against its deferred tax assets.

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows (amount in thousands):

	Year Ended December 31, 2025
	Amount	Rate
U.S. federal statutory income tax rate	$(30,123)	21.0%
State and local income taxes, net of federal income tax effect	—	0.0
Effect of changes in tax laws or rates enacted in the current period	—	0.0
Tax Credits
Research and development tax credits	(2,136)	1.5
Change in valuation allowance	32,342	(22.5)
Nontaxable or nondeductible items
Other	(83)	0.0
Effective income tax rate	$—	(0.0)%

Upstream Bio, Inc.

Notes to consolidated financial statements

	Year Ended December 31, 2024
	Amount	Rate
U.S. federal statutory income tax rate	$(13,189)	21.0%
State and local income taxes, net of federal income tax effect	—	0.0
Effect of changes in tax laws or rates enacted in the current period	—	0.0
Tax Credits
Research and development tax credits	(2,897)	4.6
Change in valuation allowance	16,270	(25.9)
Nontaxable or nondeductible items
Other	(184)	0.3
Effective income tax rate	$—	(0.0)%

The Company's effective tax rate does not include any impact from state and local income taxes as the Company has been in losses since inception.

The significant components of the Company’s deferred tax assets and liabilities are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$19,917	$10,994
Research and development tax credit carryforward	6,616	3,754
Operating lease liability	347	501
Accrued expenses	1,118	705
Stock-based compensation	3,828	2,261
Capitalized research and development expense	56,357	25,525
Amortization of acquired IPR&D	15,928	17,412
Total deferred tax assets before valuation allowance	104,111	61,152
Valuation allowance	(103,632)	(60,664)
Total deferred tax assets - net of valuation allowance	$479	$488
Deferred tax liabilities:
ROU asset	(334)	(488)
Other	(145)	—
Total deferred tax liabilities	$(479)	$(488)
Net deferred tax asset (liability)	$—	$—

As of December 31, 2025, the Company had federal and state net operating loss (“NOLs”) carryforwards of $66.9 million and $92.9 million, respectively. As of December 31, 2024, the Company had federal and state NOLs carryforwards of $37.6 million and $49.1 million, respectively. The federal NOLs are not subject to expiration and are limited in utilization to 80% of taxable income and the state NOLs begin to expire in 2041. The Company also has federal and state research and development credits of $5.7 million and $1.2 million, respectively, which will, if not utilized, begin to expire in 2043 and 2037, respectively.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. Accordingly, a full valuation allowance of $103.6 million and $60.7 million has been established as of December 31, 2025 and 2024, respectively.

Upstream Bio, Inc.

Notes to consolidated financial statements

Changes in valuation allowance for deferred tax assets during the years ended December 31, 2025 and 2024 related primarily to the increase in NOL carryforwards and research and development tax credit carryforwards, offset by amortization of acquired IPR&D in 2025 and were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Valuation allowance at beginning of year	$(60,664)	$(39,695)
Increases recorded to income tax provision	(42,968)	(20,969)
Valuation allowance at end of year	$(103,632)	$(60,664)

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

As of December 31, 2025, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, no estimated interest or penalties were recognized on uncertain tax positions.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2021, to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The resolution of tax matters is not expected to have a material effect on the Company's consolidated financial statements.

The Company does not pay income taxes at the federal or state level as it has been in losses since inception.

12. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(143,443)	$(62,806)
Preferred Stock cumulative dividends	—	(13,589)
Net loss attributable to common stockholders	$(143,443)	$(76,395)
Denominator:
Weighted-average common shares outstanding, basic and diluted	53,852,752	13,682,326
Net loss per share attributable to common stockholders, basic and diluted	$(2.66)	$(5.58)

Prior to June 2023, the Company’s Series A Preferred Stockholders were not entitled to cumulative dividends. In connection with the Series B Agreement in June 2023, the Company modified the dividend rights for its Series A Preferred Stockholders such that they became entitled to cumulative dividends based on the original issuance dates of the respective Series A Preferred Stock. As such, for the year ended December 31, 2024, the Company calculated its net loss attributable to common stockholders by adjusting its net loss for the aggregate cumulative dividends that had accrued since the original issuances dates in the period in which the Preferred Stockholders became legally entitled to such dividends.

The Company’s potentially dilutive securities, which include stock options to purchase common stock and Preferred Stock, have

Upstream Bio, Inc.

Notes to consolidated financial statements

been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of December 31,
	2025	2024
Stock options to purchase common stock	7,960,728	6,490,571

13. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of December 31, 2025 and 2024, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

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

Upstream Bio, Inc.

Notes to consolidated financial statements

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

During the years ended December 31, 2025 and 2024, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During each of the years ended December 31, 2025 and 2024, the Company made an annual payment in the amount of $0.5 million to Lonza pursuant to the Lonza License Agreement and recognized it as research and development expense in the consolidated statements of operations and comprehensive loss.

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

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of December 31, 2025 consisted solely of variable consideration. The variable consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

16. Related parties

In October 2021, the Company entered into the Maruho Agreement (Note 15). Through the date of the IPO, Maruho was considered to be a related party because it was one of the co-founders of the Company and had representation on the Company’s board of directors. Since the closing of the IPO in October 2024, Maruho is no longer considered a related party as they no longer have representation on the Company’s board of directors. During the years ended December 31, 2025 and 2024, the Company

Upstream Bio, Inc.

Notes to consolidated financial statements

received payments of $2.8 million and $1.9 million, respectively, in cost reimbursements from Maruho. The Company recorded collaboration revenue of $2.9 million and $2.4 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was $0.7 million and $0.6 million in accounts receivable, respectively, representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

17. Employee benefit plan

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made $0.4 million and $0.2 million in contributions to the plan during the years ended December 31, 2025 and 2024, respectively.

18. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from the Maruho Agreement. The Company’s chief executive officer, who is the CODM, manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of December 31, 2025, the Company’s cash, cash equivalents and short-term investments were $341.5 million.

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Collaboration revenue	$2,854	$2,370
Operating expenses:
Research and development:
Verekitug program:
Asthma indication	47,694	28,069
COPD indication	34,562	3,115
CRSwNP indication	7,564	10,524
Manufacturing costs	23,013	6,580
Personnel expenses	18,343	9,911
Professional fees and other	5,630	4,767
Total research and development expenses	136,806	62,966
General and administrative:
Personnel expenses	15,188	10,842
Professional fees	6,718	4,349
Other	4,503	1,977
Total general and administrative expenses	26,409	17,168
Total operating expenses	163,215	80,134
Loss from operations	(160,361)	(77,764)
Other income (expense):
Change in fair value of preferred stock tranche right liability	—	2,859
Interest income	16,933	12,123
Other expense, net	(15)	(24)
Total other income, net	16,918	14,958
Segment and consolidated net loss	$(143,443)	$(62,806)