Form 10-Q
period 2026-03-31
Upstream Bio, Inc.
filed 2026-05-13
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 54,419,986 shares of common stock, $0.001 par value per share, outstanding.

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
•
general economic, industry, market conditions and geopolitical developments, including interest rates, capital market disruptions, changes in or disruptions of U.S. governmental agencies, new or increased tariffs and retaliatory tariffs, trade

i

protection measures, economic sanctions and economic slowdowns or recessions, military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, and inflationary pressures;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Upstream Bio, Inc.

Condensed consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$96,724	$101,578
Short-term investments	197,855	239,931
Accounts receivable	1,034	668
Prepaid expenses and other current assets	20,666	9,620
Total current assets	316,279	351,797
Property and equipment, net	510	559
Operating lease right-of-use assets	1,071	1,222
Restricted cash	194	194
Total assets	$318,054	$353,772
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,710	$2,726
Accrued expenses and other current liabilities	11,235	10,006
Operating lease liabilities, current portion	724	720
Total current liabilities	13,669	13,452
Operating lease liabilities, net of current portion	390	549
Total liabilities	14,059	14,001
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 54,419,986 and 54,237,750 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	54	54
Additional paid-in capital	678,655	673,410
Accumulated other comprehensive income	100	530
Accumulated deficit	(374,814)	(334,223)
Total stockholders’ equity	303,995	339,771
Total liabilities and stockholders’ equity	$318,054	$353,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$1,034	$566
Operating expenses:
Research and development	36,565	25,797
General and administrative	8,084	6,782
Total operating expenses	44,649	32,579
Loss from operations	(43,615)	(32,013)
Other income (expense):
Interest income	3,054	4,743
Other expense, net	(30)	—
Total other income, net	3,024	4,743
Net loss	$(40,591)	$(27,270)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	54,332,319	53,617,723

Comprehensive loss:
Net loss	$(40,591)	$(27,270)
Unrealized gain (loss) on investments, net of tax	(430)	393
Total other comprehensive income (loss)	(430)	393
Comprehensive loss	$(41,021)	$(26,877)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	53,603,398	$53	$660,604	$(190,780)	$(25)	$469,852
Issuance of common stock upon exercise of stock options	37,497	—	—	—	—	—
Stock-based compensation expense	—	—	2,635	—	—	2,635
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	393	393
Net loss	—	—	—	(27,270)	—	(27,270)
Balances at March 31, 2025	53,640,895	$53	$663,239	$(218,050)	$368	$445,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2025	54,237,750	$54	$673,410	$(334,223)	$530	$339,771
Issuance of common stock upon exercise of stock options	159,331	—	598	—	—	598
Vesting of restricted stock units	22,905	—	—	—	—	—
Stock-based compensation expense	—	—	4,647	—	—	4,647
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(40,591)	—	(40,591)
Balances at March 31, 2026	54,419,986	$54	$678,655	$(374,814)	$100	$303,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of cash flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(40,591)	$(27,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	49	43
Stock-based compensation expense	4,647	2,635
Net amortization of premiums and accretion of discounts on short-term investments	(754)	(1,735)
Non-cash lease expense	151	134
Changes in operating assets and liabilities:
Accounts receivable	(366)	47
Prepaid expenses and other assets	(11,046)	(13,745)
Accounts payable	(1,016)	711
Accrued expenses and other current liabilities	1,229	(1,851)
Operating lease liabilities	(155)	(134)
Net cash used in operating activities	(47,852)	(41,165)
Cash flows from investing activities:
Purchases of short-term investments	(14,422)	(266,056)
Maturities of short-term investments	56,822	52,675
Net cash provided by (used in) investing activities	42,400	(213,381)
Cash flows from financing activities:
Payments of initial public offering costs	—	(34)
Proceeds from exercises of stock options	598	—
Net cash provided by (used in) financing activities	598	(34)
Net decrease in cash, cash equivalents and restricted cash	(4,854)	(254,580)
Cash, cash equivalents and restricted cash at beginning of period	101,772	326,086
Cash, cash equivalents and restricted cash at end of period	$96,918	$71,506
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$96,724	$71,312
Restricted cash	194	194
Total cash, cash equivalents and restricted cash at end of period	$96,918	$71,506

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. To date, the Company has financed its operations primarily through equity financings and the proceeds from its initial public offering (“IPO”). As of March 31, 2026, the Company has received an aggregate of $668.8 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of its redeemable convertible preferred stock and $268.8 million in net proceeds from the closing of its IPO. The Company incurred net losses of $40.6 million and $27.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $374.8 million

The Company has incurred recurring losses and negative cash flows from operations since its inception and expects to continue to incur losses and negative cash flows for the foreseeable future as it continues the research and development of verekitug. The Company expects its cash, cash equivalents and short-term investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months from the date of issuance of these condensed consolidated financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant product revenue, if ever, the Company expects to fund its operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, the Company may be required to delay, reduce or eliminate clinical programs, obtain funds through arrangements with collaborators on terms unfavorable to the Company or pursue merger or acquisition strategies. There can be no assurances the Company will be able to obtain additional funding. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025. The condensed balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

2. Summary of Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 of the “Notes to Consolidated Financial Statements” in the audited annual financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Since the date of those financial statements, there have been no material changes to its significant accounting policies.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. The Company assesses estimates on an ongoing basis; however, actual results could materially differ from those estimates. Significant estimates and assumptions reflected within these condensed consolidated financial statements include, but are not limited to, prepaid and accrued research and development expenses, including those related to contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third-party vendors and the valuation of the Company’s stock-based awards. Changes in estimates are recorded in the period in which they become known.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$95,894	$—	$—	$95,894
Short-term investments:
U.S. treasury securities	—	149,847	—	149,847
Corporate debt securities	—	42,756	—	42,756
Government agency bonds	—	5,252	—	5,252
	$95,894	$197,855	$—	$293,749

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

For the three months ended March 31, 2026 and for the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

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

Short-term investments consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury securities	$149,745	$142	$(40)	$149,847
Corporate debt securities	42,758	29	(31)	42,756
Government agency bonds	5,252	—	—	5,252
Total short-term investments:	$197,755	$171	$(71)	$197,855

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury securities	$159,033	$422	$—	$159,455
Corporate debt securities	75,117	102	(3)	75,216
Government agency bonds	5,253	7	—	5,260
Total short-term investments:	$239,403	$531	$(3)	$239,931

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	March 31, 2026	December 31, 2025
Due within one year	$186,796	$221,506
Due after one year through two years	11,059	18,425
Total available-for-sale securities	$197,855	$239,931

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid research and development expense	$16,819	$6,204
Interest receivable	1,573	1,653
Prepaid insurance	591	881
Prepaid employee-related costs	110	155
Other	1,573	727
	$20,666	$9,620

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Office equipment	$559	$559
Computer equipment	202	202
Leasehold improvements	87	87
Lab Equipment	55	55
	903	903
Less: Accumulated depreciation and amortization	(393)	(344)
Property and equipment, net	$510	$559

Depreciation and amortization expense related to property and equipment, net was less than $0.1 million for each of the three months ended March 31, 2026 and 2025.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued external research and development expenses	$7,759	$5,057
Accrued employee compensation and benefits	2,215	4,192
Accrued consultant and professional fees	1,261	757
	$11,235	$10,006

7. Leases

As of March 31, 2026, the Company was a party to a lease related to commercial real estate under a non-cancelable lease term.

In July 2024, the Company entered into an operating lease agreement for office space located at 890 Winter Street in Waltham, Massachusetts. The lease commenced in September 2024 and the Company began paying monthly rent starting one month thereafter. The Company occupies approximately 16,801 square feet of space under a three-year agreement expiring in October 2027. Initial base rent was approximately $0.7 million for the first year and approximately $0.8 million for the second and third year.

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

As of March 31, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2026 and December 31, 2025, there were 54,419,986 shares and 54,237,750 shares of common stock issued and outstanding, respectively.

9. Stock-based compensation

2021 Stock option and grant plan

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

Upon effectiveness of the 2024 Stock Option and Incentive Plan (the “2024 Plan”) in October 2024, the board of directors determined that no further awards would be granted under the 2021 Plan and any remaining options available for grant would cease to be available. Awards outstanding under the 2021 Plan will continue to be governed by their existing terms.

2024 Stock option and incentive plan

On August 19, 2024, the Company’s board of directors adopted, and on October 4, 2024 its stockholders approved, the 2024 Plan, which became effective in October 2024. The 2024 Plan allows the Company to make equity-based and cash-based incentive awards to its officers, employees, directors, and consultants. The 2024 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), restricted shares of common stock and other stock-based awards. The number of shares initially reserved for issuance under the 2024 Plan is 3,180,000 shares. The number of shares reserved under the 2024 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In addition, the number of shares reserved and available for issuance under the 2024 Plan will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2025 and continuing each January 1 thereafter, by five percent of the outstanding number of shares of its common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. On January 1, 2026, the number of shares of common stock that may be issued under the 2024 Plan increased by 2,711,887 shares of common stock.

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

As of March 31, 2026, the Company had a total of 14,012,842 shares of common stock reserved under the 2024 Plan and the 2021 Plan and 4,670,401 shares available for future issuance under the 2024 Plan.

2024 Employee stock purchase plan

On August 19, 2024, the Company’s board of directors adopted, and on October 4, 2024 its stockholders approved, the 2024 Employee Stock Purchase Plan (the “2024 ESPP”), which became effective in October 2024. A total of 488,467 shares of common stock were initially reserved for issuance to participating employees under this plan. The 2024 ESPP provides that the number of shares reserved and available for issuance will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2025 and continuing each January 1 thereafter through January 1, 2034, by the least of (i) 976,934 shares of common stock, (ii) one percent of the outstanding number of shares of common stock on the immediately preceding December 31, or (iii) such lesser number of shares of common stock as determined by the administrator of the 2024 ESPP. The number of shares reserved under the 2024 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

capitalization. On January 1, 2026, there was no increase to the number of shares of common stock that may be issued under the 2024 ESPP Plan.

As of March 31, 2026, 26,197 shares have been issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes the RSU activity during the three months ended March 31, 2026:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	—	$—
Granted	376,250	26.65
Vested	(22,905)	27.07
Forfeited	(11,889)	27.07
Unvested and outstanding as of March 31, 2026	341,456	$26.60

The total fair value of RSUs vested during the three months ended March 31, 2026 was $0.2 million. The Company did not issue any RSUs prior to January 2026.

As of March 31, 2026, total unrecognized compensation expense related to RSUs was $9.1 million, which the Company expects to recognize over a remaining weighted-average period of 3.7 years.

Fair value inputs

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Three Months Ended March 31,
	2026	2025
Expected volatility	91.2%	92.1%
Expected dividends	0%	0%
Expected term (in years)	6.0	6.0
Risk-free rate	3.86%	4.31%

Stock options

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	7,960,728	$6.77	8.0	$162,277
Granted	1,315,750	27.11
Exercised	(159,331)	3.75
Forfeited	(116,162)	15.15
Outstanding as of March 31, 2026	9,000,985	$9.68	7.9	$21,225
Options exercisable March 31, 2026	3,948,929	$5.94	7.2	$14,257
Vested and expected to vest March 31, 2026	9,000,985	$9.68	7.9	$21,225

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2026 and 2025 was $3.1 million and $0.2 million, respectively.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $20.78 and $6.64, respectively.

As of March 31, 2026, there was $43.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-Based Compensation

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
General and administrative	$2,713	$2,155
Research and development	1,934	480
	$4,647	$2,635

10. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of March 31, 2026 or March 31, 2025. The Company’s effective federal and state tax rate for each of the three months ended March 31, 2026 and 2025 was 0%, and the Company did not record any income tax expense or benefit during each of the three months ended March 31, 2026 and 2025, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset. All losses before income taxes arose in the United States.

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(40,591)	$(27,270)
Denominator:
Weighted-average common shares outstanding, basic and diluted	54,332,319	53,617,723
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.51)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of March 31,
	2026	2025
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	9,000,985	7,927,513
Unvested restricted common stock awards	341,456	—
Total anti-dilutive common stock equivalents	9,342,441	7,927,513

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

12. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of March 31, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

13. License agreements

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

During each of the three months ended March 31, 2026 and 2025, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

During each of the three months ended March 31, 2026 and 2025, the Company had $0.5 million included in accounts payable in connection with the annual payment pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

14. Revenue

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

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of March 31, 2026 consisted solely of variable consideration. The variable consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

During the three months ended March 31, 2026 and 2025, the Company received payments of $0.7 million and $0.6 million, respectively, in cost reimbursements from Maruho. The Company recorded collaboration revenue of $1.0 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, there was $1.0 million and $0.7 million, respectively, in accounts receivable representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

15. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from the Maruho License Agreement. The Company’s chief executive officer, who is the CODM, manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of March 31, 2026, the Company’s cash, cash equivalents and short-term investments were $294.6 million.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$1,034	$566
Operating expenses:
Research and development:
Verekitug program:
COPD indication	10,962	5,687
Asthma indication	10,710	10,021
CRSwNP indication	1,089	2,763
Personnel expenses	7,201	3,705
Manufacturing costs	4,973	2,129
Professional fees and other	1,630	1,492
Total research and development expenses	36,565	25,797
General and administrative:
Personnel expenses	4,937	4,232
Professional fees	2,034	1,496
Other	1,113	1,054
Total general and administrative expenses	8,084	6,782
Total operating expenses	44,649	32,579
Loss from operations	(43,615)	(32,013)
Other income (expense):
Interest income	3,054	4,743
Other expense, net	(30)	—
Total other income, net	3,024	4,743
Segment and consolidated net loss	$(40,591)	$(27,270)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special note regarding forward-looking statements” included elsewhere in this Quarterly Report.

Overview

We are a clinical-stage biotechnology company developing treatments for inflammatory diseases, with an initial focus on severe respiratory disorders. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma, including a long-term safety and efficacy extension study (“Phase 2 LTE”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). We reported positive top-line results in our CRSwNP Phase 2 trial in September 2025 and positive top-line results in our severe asthma Phase 2 trial in February 2026. We initiated our Phase 2 COPD trial in July 2025 and expect to report data from this trial in the second half of 2027. We plan to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, prioritizing a Phase 3 development strategy that focuses on maximizing efficacy in both indications, without biomarker restriction, with quarterly at-home administration. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through equity financings and the proceeds from our initial public offering (“IPO”). As of March 31, 2026, we have received an aggregate of $668.8 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock and $268.8 million in net proceeds from the closing of our IPO.

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the three months ended March 31, 2026 and 2025, we reported net losses of $40.6 million and $27.3 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of March 31, 2026, we had an accumulated deficit of $374.8 million, and we had cash, cash equivalents and short-term investments of $294.6 million. Based on our current operating plan, we believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

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

As a result, we will need additional financing to support our continuing operations. To date, we have funded our operations primarily through equity financings. We do not have any products approved for sale and have not generated any revenue from product sales since our inception. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration arrangements with third parties. Until we can generate sufficient product revenue to finance our cash requirements, if ever, we expect to fund our operations through equity offerings or debt financings, credit or loan facilities, potentially other capital resources, or a combination of one or more of these funding sources. We may be unable to raise additional funds or enter into other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development or commercialization of verekitug and one or more potential future product candidates, which could have a material adverse effect on our business, results of operations or financial condition.

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

Asset purchase and license agreements

Below is a summary of the key terms for certain of our asset purchase and license agreements. For a more detailed description of these agreements, see the section titled “Business—Asset purchase and license agreements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

During the three months ended March 31, 2026 and 2025, we received payments from Maruho in the amount of $0.7 million and $0.6 million, respectively.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with WuXi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During each of the three months ended March 31, 2026 and 2025, we had $0.5 million included in accounts payable in connection with the annual payment pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

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

Other income (expense)

Interest income

Interest income consists of interest earned on money market funds, U.S. treasury securities, corporate debt securities and government agency bonds investments.

Other income (expense), net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income taxes

We recorded a full valuation allowance of our deferred tax asset position as of March 31, 2026 and December 31, 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

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

Results of operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$1,034	$566	$468
Operating expenses:
Research and development	36,565	25,797	10,768
General and administrative	8,084	6,782	1,302
Total operating expenses	44,649	32,579	12,070
Loss from operations	(43,615)	(32,013)	(11,602)
Other income (expense):
Interest income	3,054	4,743	(1,689)
Other expense, net	(30)	—	(30)
Total other income, net	3,024	4,743	(1,719)
Net loss	$(40,591)	$(27,270)	$(13,321)

Collaboration revenue

Collaboration revenue for the three months ended March 31, 2026 and 2025 was $1.0 million and $0.6 million, respectively. Revenue during each of the three months ended March 31, 2026 and 2025 was related to the work performed associated with our Phase 2 clinical trial and Phase 2 LTE study in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
COPD indication	$10,962	$5,687	$5,275
Asthma indication	10,710	10,021	689
CRSwNP indication	1,089	2,763	(1,674)
Unallocated research and development expense:
Personnel expenses (including stock-based compensation)	7,201	3,705	3,496
Manufacturing costs	4,973	2,129	2,844
Professional fees	1,225	653	572
Other unallocated expenses	405	839	(434)
Total research and development expense	$36,565	$25,797	$10,768

Research and development expenses were $36.6 million for the three months ended March 31, 2026 compared to $25.8 million for the three months ended March 31, 2025. The increase of $10.8 million was primarily driven by an increase of $4.3 million in expenses directly related to our verekitug program and $6.5 million of unallocated research and development expenses.

The increase in direct costs of $5.3 million related to the COPD indication was primarily due to the continued progress associated with our Phase 2 clinical trial during the three months ended March 31, 2026, compared to the same period in 2025. The increase in direct costs of $0.7 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 LTE study in patients with severe asthma and the initiation of planning activities for our Phase 3 clinical trial during the three months ended March 31, 2026, partially offset by a decrease in direct costs due to wind down activities associated with our severe asthma Phase 2 clinical trial, compared to the same period in 2025. The decrease in direct costs of $1.7 million related to the CRSwNP indication was primarily due to wind down activities associated with our Phase 2 clinical trial during the three months ended March 31, 2026 compared to the same period in 2025.

The increase in personnel expenses of $3.5 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the three months ended March 31, 2026 and 2025 included stock-based compensation expense of $1.9 million and $0.5 million, respectively. The increase in manufacturing costs of $2.8 million was primarily attributable to an increase in CMO costs in support of the development of Phase 3 clinical material during the three months ended March 31, 2026, compared to the same period in 2025. The increase of $0.6 million in professional fees was primarily related to clinical consulting services to support our verekitug program.

We begin to separately track program expenses at development candidate nomination. Through March 31, 2026, we have incurred approximately $109.4 million, $48.6 million and $22.6 million in direct external expenses for the development of verekitug for severe asthma, COPD and CRSwNP, respectively, since their development candidate nominations.

General and administrative expenses

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$4,937	$4,232	$705
Professional fees	2,034	1,496	538
Other	1,113	1,054	59
Total general and administrative expense	$8,084	$6,782	$1,302

General and administrative expenses were $8.1 million for the three months ended March 31, 2026 compared to $6.8 million for the three months ended March 31, 2025. The increase of $1.3 million was primarily driven by an increase in personnel expenses of $0.7 million due to increased headcount in our general and administrative functions. Personnel expenses for the three months ended March 31, 2026 and 2025 included stock-based compensation expense of $2.7 million and $2.2 million, respectively. Additionally, there was an increase of $0.5 million in professional fees primarily related to consulting costs and legal fees.

Other income (expense)

Interest income

Interest income was $3.1 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $1.6 million. The decrease in interest income was due to decreased balances in our U.S. treasury securities, corporate debt securities and government agency bonds held during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have funded our operations primarily through equity financings and the proceeds from our IPO. Through March 31, 2026, we have received an aggregate of $668.8 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock and $268.8 million in net proceeds from the closing of our IPO. As of March 31, 2026, we had cash, cash equivalents and short-term investments of $294.6 million.

On November 5, 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “2025 Shelf”), including the base prospectus included therein (File No. 333-291267), with the SEC, pursuant to which we may issue shares of our common stock, preferred stock, debt securities, warrants and/or units, which became automatically effective upon filing pursuant to Rule 462(e) of the Securities Act. On March 26, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC, acting as our sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program under which we may, from time to time, at our sole discretion, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). In connection with the ATM Program, we filed a prospectus supplement with the SEC on March 26, 2026 (the “ATM Prospectus”) for the offer and sale of up to $150.0 million of shares of our common stock from time to time through the Sales Agent (the “ATM Shares”). The Sales Agent has agreed to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares based upon our instructions. We are not obligated to make any sales of the ATM Shares under the Sales Agreement. Pursuant to the Sales Agreement, the offer and sale, if any, of the ATM Shares will be made pursuant to the 2025 Shelf, as supplemented by the ATM Prospectus, including the base prospectus contained therein. As of March 31, 2026 and as of the date these condensed consolidated financial statements are issued, we have not sold any shares under the ATM Program.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(47,852)	$(41,165)
Net cash provided by (used in) investing activities	42,400	(213,381)
Net cash provided by (used in) financing activities	598	(34)
Net decrease in cash, cash equivalents and restricted cash	$(4,854)	$(254,580)

Operating activities

During the three months ended March 31, 2026, operating activities used $47.9 million of cash, resulting primarily from our net loss of $40.6 million, changes in operating assets and liabilities of $11.4 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $0.8 million, partially offset by non-cash stock-based compensation expense of $4.6 million. Net cash used in changes in operating assets and liabilities was primarily driven by a $11.0 million increase in prepaid expenses and other current assets due to upfront payments to CROs for activities associated with our COPD Phase 2 trial and our Phase 2 LTE study in patients with severe asthma, a $1.0 million decrease in accounts payable and a $0.4 million increase in accounts receivable, partially offset by a $1.2 million increase in accrued expenses and other current liabilities.

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

Investing activities

During the three months ended March 31, 2026, net cash provided by investing activities was $42.4 million, consisting primarily of maturities of short-term investments of $56.8 million, net of purchases of short-term investments of $14.4 million.

During the three months ended March 31, 2025, net cash used in investing activities was $213.4 million, consisting of purchases of short-term investments of $266.1 million, net of maturities of short-term investments of $52.7 million.

Financing activities

During the three months ended March 31, 2026, net cash provided by financing activities was $0.6 million, consisting of net proceeds from the exercise of stock options.

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

During each of the three months ended March 31, 2026 and 2025, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During each of the three months ended March 31, 2026 and 2025, we had $0.5 million included in accounts payable in connection with the annual license payment pursuant to the Lonza License Agreement. These payments were recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Lease agreement

On July 3, 2024, we entered into a three-year agreement for office space located at 890 Winter Street in Waltham, Massachusetts. The lease commenced in September 2024 and we began paying monthly rent starting one month thereafter. Initial base rent was approximately $0.7 million for the first year and approximately $0.8 million for the second and third year.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical accounting estimates and significant judgments included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recently issued and adopted accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our common stock and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million~~.~~ measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Management's evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors denoted with a “*” are newly added or have been materially updated from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Annual Report”).

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $40.6 million and $27.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $374.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, verekitug in multiple indications. Even if verekitug or our potential future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. To date, we have funded our operations principally through equity financings. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of verekitug, and commence additional clinical trials.

As of March 31, 2026, we had cash, cash equivalents and short-term investments in the amount of $294.6 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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

*Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to verekitug or any other potential future product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In November 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “Registration Statement”), pursuant to which we may issue shares of our common stock, preferred stock, debt securities, warrants and/or units. In March 2026, we entered into a Sales Agreement with Leerink Partners LLC, acting as our sales agent and/or principal, to establish an at-the-market offering program pursuant to which we may offer and sell shares of our common stock from time to time (the “ATM Program”). In connection with the ATM Program, we filed a prospectus supplement on March 26, 2026 for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent (the “ATM Prospectus”). As market conditions permit, we may offer and sell securities under the Registration Statement, as supplemented by the ATM Prospectus, including through the ATM Program or additional equity financings, which may cause dilution to our stockholders or impact the market price of our common stock.

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

We believe that a significant number of product candidates are currently under development for the same indications we are currently pursuing, and some or all may become commercially available in the future for the treatment of conditions for which we are trying or may try to develop product candidates. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. See the section titled “Business—Competition” in our Annual Report for examples of the competition that verekitug faces.

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

The policies of the FDA, the EMA, and the European Commission, and comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of verekitug or any other potential future product candidates. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For more information, see the section titled “Business—Government regulation” in our Annual Report.

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

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. Healthcare professionals, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and would sell, market and distribute our products. As a pharmaceutical company, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, supranational, national, federal and state healthcare laws and regulations that may affect our ability to operate may apply. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Other healthcare laws” in our Annual Report.

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

For more information on the laws and regulations that may impact coverage and reimbursement of verekitug or any other potential future product candidates, see the section titled “Business—Government regulation—Coverage and reimbursement” in our Annual Report.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing arrangements, (2) additions or modifications to product labeling, (3) the recall or discontinuation of our products or (4) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the sections titled “Business—Government regulation—Coverage and reimbursement” and “—Healthcare reform” in our Annual Report.

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

We expect to issue additional capital stock in the future, including potentially through our ATM Program, that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

General risk factors

*Unfavorable global economic and market volatility resulting from geopolitical conditions, including those affecting the financial services industry, could adversely affect our business, financial condition, stock price, and results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions, including as a result of an economic downturn and geopolitical events, political unrest and military conflicts, such as the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East, changes in or disruptions of U.S. governmental agencies, whether from a prolonged U.S. federal government shutdown or reduced resources, disruptions in capital markets, the potential for significant changes in U.S. federal policies or regulatory environment that affect the geopolitical landscape. Changes to U.S. policy implemented by the U.S. Congress or U.S. presidential administrations have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Since the start of the most recent U.S. presidential administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. For example, the implementation of tariffs by the U.S. government has led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, the U.S. government has in recent periods imposed, modified or proposed tariffs and other trade restrictions, including measures that may affect pharmaceutical products and their components, and may continue to expand or revise such actions. These measures, as well as any related conditions tied to pricing or domestic manufacturing, could increase our costs, disrupt our supply chain and adversely affect our business prospects and the broader biopharmaceutical industry. While certain tariffs have been adjusted, suspended or challenged, there remains significant uncertainty regarding the scope, timing and duration of current and future trade measures, as well as potential retaliatory actions by other countries. The applicability of, and lack of clarity around, such tariffs and related policies may have a material adverse effect on our financial condition and results of operations. We cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Additionally, severe or prolonged economic downturn or additional global financial crises, including a potential global recession, could result in a variety of risks to our business, including weakened demand for any product candidates we develop or our ability to raise additional capital when needed on acceptable terms, if at all. For example, on October 1, 2025, the U.S. federal government shut down through November 12, 2025, suspending services deemed non-essential as a result of the failure by Congress to enact regular appropriations for the 2026 fiscal year. If we experience another prolonged government shutdown, it could result in increased uncertainty and volatility in the global economy and financial markets which could have a material adverse effect on our business. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs or other trade restrictions, trade agreements, trade wars or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressures, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the recent U.S. and Israeli military action in Iran and effects thereof, the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Although the length and impact of the ongoing military conflicts is highly unpredictable, the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. We are continuing to monitor inflation, the situations in Ukraine and the Middle East and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of our product and product candidates and related raw materials. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of heightened geopolitical tensions or increasing concerns regarding a potential global recession. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for verekitug or any other potential future product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

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

As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), as well as rules subsequently adopted by the SEC and The Nasdaq Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period lasting up to five years after completion of a company’s initial public offering. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company or a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years following the completion of our initial public offering. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

(c) Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

10.1#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed on March 26, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

* Filed herewith.

** The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+ Certain exhibits and schedules to this agreement have been omitted pursuant to Item 601(a)(5) and (6) of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPSTREAM BIO, INC.

Date: May 13, 2026	By:	/s/ E. Rand Sutherland
E. Rand Sutherland
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Michael Paul Gray
Michael Paul Gray
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)