Form 10-Q
period 2026-06-30
Upstream Bio, Inc.
filed 2026-08-11
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 54,771,041 shares of common stock, $0.001 par value per share, outstanding.

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
•
general economic, industry, market conditions and geopolitical developments, including interest rates, capital market disruptions, changes in or disruptions of U.S. governmental agencies, including leadership changes, new or increased tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions,

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Upstream Bio, Inc.

Condensed consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$79,397	$101,578
Short-term investments	181,910	239,931
Accounts receivable	772	668
Prepaid expenses and other current assets	17,523	9,620
Total current assets	279,602	351,797
Property and equipment, net	460	559
Operating lease right-of-use assets	915	1,222
Restricted cash	194	194
Total assets	$281,171	$353,772
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,314	$2,726
Accrued expenses and other current liabilities	6,946	10,006
Operating lease liabilities, current portion	728	720
Total current liabilities	9,988	13,452
Operating lease liabilities, net of current portion	226	549
Total liabilities	10,214	14,001
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 54,771,041 and 54,237,750 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	54	54
Additional paid-in capital	685,542	673,410
Accumulated other comprehensive income (expense)	(123)	530
Accumulated deficit	(414,516)	(334,223)
Total stockholders’ equity	270,957	339,771
Total liabilities and stockholders’ equity	$281,171	$353,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$773	$937	$1,807	$1,503
Operating expenses:
Research and development	36,089	37,865	72,654	63,662
General and administrative	7,052	7,419	15,136	14,201
Total operating expenses	43,141	45,284	87,790	77,863
Loss from operations	(42,368)	(44,347)	(85,983)	(76,360)
Other income (expense):
Interest income	2,659	4,431	5,713	9,174
Other income (expense), net	7	(50)	(23)	(50)
Total other income, net	2,666	4,381	5,690	9,124
Net loss	$(39,702)	$(39,966)	$(80,293)	$(67,236)
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.74)	$(1.47)	$(1.25)
Weighted-average common shares outstanding, basic and diluted	54,567,976	53,770,868	54,450,798	53,694,424

Comprehensive loss:
Net loss	$(39,702)	$(39,966)	$(80,293)	$(67,236)
Unrealized gain (loss) on investments, net of tax	(223)	(110)	(653)	283
Total other comprehensive income (loss)	(223)	(110)	(653)	283
Comprehensive loss	$(39,925)	$(40,076)	$(80,946)	$(66,953)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	53,603,398	$53	$660,604	$(190,780)	$(25)	$469,852
Issuance of common stock under stock plans	37,497	—	—	—	—	—
Stock-based compensation expense	—	—	2,635	—	—	2,635
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	393	393
Net loss	—	—	—	(27,270)	—	(27,270)
Balances at March 31, 2025	53,640,895	53	663,239	(218,050)	368	445,610
Issuance of common stock under stock plans	157,256	1	611	—	—	612
Stock-based compensation expense	—	—	2,597	—	—	2,597
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(110)	(110)
Net loss	—	—	—	(39,966)	—	(39,966)
Balances at June 30, 2025	53,798,151	$54	$666,447	$(258,016)	$258	$408,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity
Balances at December 31, 2025	54,237,750	$54	$673,410	$(334,223)	$530	$339,771
Issuance of common stock under stock plans	182,236	—	598	—	—	598
Stock-based compensation expense	—	—	4,647	—	—	4,647
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(40,591)	—	(40,591)
Balances at March 31, 2026	54,419,986	54	678,655	(374,814)	100	303,995
Issuance of common stock in connection with at-the-market program, net of commissions	239,797	—	2,083	—	—	2,083
Issuance of common stock under stock plans	111,258	—	450	—	—	450
Stock-based compensation expense	—	—	4,354	—	—	4,354
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(223)	(223)
Net loss	—	—	—	(39,702)	—	(39,702)
Balances at June 30, 2026	54,771,041	$54	$685,542	$(414,516)	$(123)	$270,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of cash flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(80,293)	$(67,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	99	85
Stock-based compensation expense	9,001	5,232
Net amortization of premiums and accretion of discounts on short-term investments	(793)	(2,720)
Non-cash lease expense	307	272
Changes in operating assets and liabilities:
Accounts receivable	(104)	(324)
Prepaid expenses and other assets	(7,903)	(15,658)
Accounts payable	(412)	(1,456)
Accrued expenses and other current liabilities	(3,060)	1,674
Operating lease liabilities	(315)	(273)
Net cash used in operating activities	(83,473)	(80,404)
Cash flows from investing activities:
Purchases of short-term investments	(65,363)	(323,138)
Maturities of short-term investments	123,524	122,577
Purchases of equipment	—	(47)
Net cash provided by (used in) investing activities	58,161	(200,608)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of commissions	2,083	—
Proceeds from issuance of common stock under stock plans	1,048	612
Payments of initial public offering costs	—	(34)
Net cash provided by financing activities	3,131	578
Net decrease in cash, cash equivalents and restricted cash	(22,181)	(280,434)
Cash, cash equivalents and restricted cash at beginning of period	101,772	326,086
Cash, cash equivalents and restricted cash at end of period	$79,591	$45,652
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$79,397	$45,458
Restricted cash	194	194
Total cash, cash equivalents and restricted cash at end of period	$79,591	$45,652

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

1. Nature of the business and basis of presentation

Upstream Bio, Inc. was incorporated in April 2021, under the laws of the State of Delaware, and along with its consolidated subsidiary (collectively, the “Company” or “Upstream”), is focused on developing treatments for severe inflammatory respiratory diseases. Since its inception, the Company has devoted substantially all of its efforts to raising capital and incurring research and development expenses related to advancing verekitug, a clinical-stage monoclonal antibody that targets and inhibits the Thymic Stromal Lymphopoietin receptor.

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. To date, the Company has financed its operations primarily through equity financings, proceeds from its initial public offering (“IPO”) and sales of common stock pursuant to its ATM Program (as defined below). As of June 30, 2026, the Company has received an aggregate of $670.9 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of its redeemable convertible preferred stock, $268.8 million in net proceeds from the closing of its IPO and $2.1 million in net proceeds from sales of common stock under its ATM program. The Company incurred net losses of $80.3 million and $67.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $414.5 million.

On November 5, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR (the “2025 Shelf”), including the base prospectus included therein (File No. 333-291267), with the SEC, pursuant to which the Company may issue shares of its common stock, preferred stock, debt securities, warrants and/or units, which became automatically effective upon filing pursuant to Rule 462(e) of the Securities Act of 1933, as amended (the “Securities Act”). On March 26, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC, acting as its sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program under which the Company may, from time to time, at its sole discretion, offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). In connection with the ATM Program, the Company filed a prospectus supplement with the SEC on March 26, 2026 (the “ATM Prospectus”) for the offer and sale of up to $150.0 million of shares of its common stock from time to time through the Sales Agent (the “ATM Shares”). The Sales Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the Sales Agent selling the ATM Shares. The Company is not obligated to make any sales of the ATM Shares under the Sales Agreement. As of June 30, 2026, the Company has sold 239,797 shares under the ATM Program, resulting in net proceeds to the Company of approximately $2.1 million after deducting approximately $0.1 million of commissions paid to the Sales Agent.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2026 and the results of operations for the three and six months ended June 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

Notes to condensed consolidated financial statements

(Unaudited)

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$69,053	$—	$—	$69,053
U.S. treasury securities	—	9,765	—	9,765
Short-term investments:
U.S. treasury securities	—	138,244	—	138,244
Corporate debt securities	—	34,955	—	34,955
Government agency bonds	—	8,711	—	8,711
	$69,053	$191,675	$—	$260,728

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,866	$—	$—	$85,866
U.S. treasury securities	—	14,991	—	14,991
Short-term investments:
U.S. treasury securities	—	159,455	—	159,455
Corporate debt securities	—	75,216	—	75,216
Government agency bonds	—	5,260	—	5,260
	$85,866	$254,922	$—	$340,788

For the six months ended June 30, 2026 and for the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

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

Short-term investments consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury securities	$138,337	$47	$(140)	$138,244
Corporate debt securities	34,958	15	(18)	34,955
Government agency bonds	8,738	—	(27)	8,711
Total short-term investments:	$182,033	$62	$(185)	$181,910

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury securities	$159,033	$422	$—	$159,455
Corporate debt securities	75,117	102	(3)	75,216
Government agency bonds	5,253	7	—	5,260
Total short-term investments:	$239,403	$531	$(3)	$239,931

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	June 30, 2026	December 31, 2025
Due within one year	$166,466	$221,506
Due after one year through two years	15,444	18,425
Total available-for-sale securities	$181,910	$239,931

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid research and development expense	$14,561	$6,204
Interest receivable	1,378	1,653
Prepaid insurance	300	881
Prepaid employee-related costs	110	155
Other	1,174	727
	$17,523	$9,620

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Office equipment	$559	$559
Computer equipment	202	202
Leasehold improvements	87	87
Lab Equipment	55	55
	903	903
Less: Accumulated depreciation and amortization	(443)	(344)
Property and equipment, net	$460	$559

Depreciation and amortization expense related to property and equipment, net was less than $0.1 million for each of the three months ended June 30, 2026 and 2025, and $0.1 million for each of the six months ended June 30, 2026 and 2025, respectively.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued external research and development expenses	$3,343	$5,057
Accrued employee compensation and benefits	2,891	4,192
Accrued consultant and professional fees	712	757
	$6,946	$10,006

7. Leases

As of June 30, 2026, the Company was a party to a lease related to commercial real estate under a non-cancelable lease term.

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

As of June 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2026 and December 31, 2025, there were 54,771,041 shares and 54,237,750 shares of common stock issued and outstanding, respectively.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

As of June 30, 2026, the Company had a total of 13,929,455 shares of common stock reserved under the 2024 Plan and the 2021 Plan and 4,312,836 shares available for future issuance under the 2024 Plan.

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

As of June 30, 2026, 54,068 shares have been issued under the 2024 ESPP.

Restricted Stock Units

The following table summarizes the RSU activity during the six months ended June 30, 2026:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	—	$—
Granted	394,250	25.82
Vested	(44,434)	27.07
Forfeited	(22,296)	27.07
Unvested and outstanding as of June 30, 2026	327,520	$25.57

The total fair value of RSUs vested during the six months ended June 30, 2026 was $0.3 million. The Company did not issue any RSUs prior to January 2026.

As of June 30, 2026, total unrecognized compensation expense related to RSUs was $8.4 million, which the Company expects to recognize over a remaining weighted-average period of 3.5 years.

Fair value inputs

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Six Months Ended June 30,
	2026	2025
Expected volatility	93.4%	92.3%
Expected dividends	0%	0%
Expected term (in years)	6.0	6.0
Risk-free rate	3.98%	4.27%

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

Stock options

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	7,960,728	$6.77	8.0	$162,277
Granted	1,913,476	21.10
Exercised	(221,189)	3.80
Forfeited	(326,594)	20.91
Expired	(37,322)	8.99
Outstanding as of June 30, 2026	9,289,099	$9.28	8.0	$9,161
Options exercisable June 30, 2026	4,523,418	$6.53	7.2	$7,350
Vested and expected to vest June 30, 2026	9,289,099	$9.28	8.0	$9,161

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2026 and 2025 was $3.3 million and $0.8 million, respectively.

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $16.25 and $6.84, respectively.

As of June 30, 2026, there was $39.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock-Based Compensation

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$2,378	$1,920	$5,091	$4,075
Research and development	1,976	677	3,910	1,157
	$4,354	$2,597	$9,001	$5,232

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

10. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of June 30, 2026 or June 30, 2025. The Company’s effective federal and state tax rate for each of the six months ended June 30, 2026 and 2025 was 0%, and the Company did not record any income tax expense or benefit during each of the six months ended June 30, 2026 and 2025, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset. All losses before income taxes arose in the United States.

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(39,702)	$(39,966)	$(80,293)	$(67,236)
Denominator:
Weighted-average common shares outstanding, basic and diluted	54,567,976	53,770,868	54,450,798	53,694,424
Net loss per share attributable to common stockholders, basic and diluted	$(0.73)	$(0.74)	$(1.47)	$(1.25)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of June 30,
	2026	2025
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	9,289,099	8,250,833
Unvested restricted common stock awards	327,520	—
Total anti-dilutive common stock equivalents	9,616,619	8,250,833

12. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of June 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

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

During each of the six months ended June 30, 2026 and 2025, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During each of the six months ended June 30, 2026 and 2025, the Company made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of June 30, 2026 consisted solely of variable consideration. The variable

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

During the six months ended June 30, 2026 and 2025, the Company received payments of $1.7 million and $1.2 million, respectively, in cost reimbursements from Maruho. The Company recorded collaboration revenue of $0.8 million and $0.9 million during the three months ended June 30, 2026 and 2025, respectively and $1.8 million and $1.5 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, there was $0.8 million and $0.7 million, respectively, in accounts receivable representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

15. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from the Maruho License Agreement. The Company’s chief executive officer, who is the Chief Operating Decision Maker (the “CODM”), manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of June 30, 2026, the Company’s cash, cash equivalents and short-term investments were $261.3 million.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$773	$937	$1,807	$1,503
Operating expenses:
Research and development:
Verekitug program:
Asthma indication	12,943	13,236	23,653	23,257
COPD indication	8,348	6,803	19,310	12,490
CRSwNP indication	2,000	2,238	3,089	5,001
Personnel expenses	6,876	4,509	14,077	8,214
Manufacturing costs	4,065	10,000	9,038	12,129
Professional fees and other	1,857	1,079	3,487	2,571
Total research and development expenses	36,089	37,865	72,654	63,662
General and administrative:
Personnel expenses	4,328	3,773	9,265	8,005
Professional fees	1,538	2,397	3,572	3,893
Other	1,186	1,249	2,299	2,303
Total general and administrative expenses	7,052	7,419	15,136	14,201
Total operating expenses	43,141	45,284	87,790	77,863
Loss from operations	(42,368)	(44,347)	(85,983)	(76,360)
Other income (expense):
Interest income	2,659	4,431	5,713	9,174
Other income (expense), net	7	(50)	(23)	(50)
Total other income, net	2,666	4,381	5,690	9,124
Segment and consolidated net loss	$(39,702)	$(39,966)	$(80,293)	$(67,236)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and with our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report and our Annual Report, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please also see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report.

Overview

We are a clinical-stage biotechnology company developing treatments for severe inflammatory respiratory diseases. We are developing verekitug, the only known antagonist currently in clinical development that targets the receptor for Thymic Stromal Lymphopoietin (“TSLP”), a cytokine which is a clinically validated driver of inflammatory response positioned upstream of multiple signaling cascades that affect a variety of immune mediated diseases. Preclinical and clinical data to date demonstrate verekitug’s highly potent inhibition of the TSLP receptor, which we believe will translate to a differentiated product profile, including improved clinical outcomes, substantially extended dosing intervals and the potential to treat a broad spectrum of patients. We have advanced this highly potent monoclonal antibody into separate Phase 2 trials for the treatment of severe asthma, including a long-term safety and efficacy extension study (“Phase 2 LTE”), chronic rhinosinusitis with nasal polyps (“CRSwNP”), and chronic obstructive pulmonary disease (“COPD”). We reported positive top-line results in our CRSwNP Phase 2 trial in September 2025 and positive top-line results in our severe asthma Phase 2 trial in February 2026, and we expect to report data from our Phase 2 LTE in the second half of 2027. We have completed enrollment in our Phase 2 COPD trial and expect to report data from this trial in the second half of 2027. We plan to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, prioritizing a Phase 3 development strategy that focuses on maximizing efficacy in both indications, without biomarker restriction, with quarterly at-home administration. Our experienced team is committed to maximizing verekitug’s unique attributes to address the substantial unmet needs for patients underserved by today’s standard of care.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through equity financings and the proceeds from our initial public offering (“IPO”). As of June 30, 2026, we have received an aggregate of $670.9 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock, $268.8 million in net proceeds from the closing of our IPO and $2.1 million in net proceeds from sales of common stock under our ATM Program (as defined below).

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the three months ended June 30, 2026 and 2025, we reported net losses of $39.7 million and $40.0 million, respectively, and for the six months ended June 30, 2026 and 2025, we reported net losses of $80.3 million and $67.2 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of June 30, 2026, we had an accumulated deficit of $414.5 million, and we had cash, cash equivalents and short-term investments of $261.3 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

We expect to continue to incur significant net operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if, and as we:

•
continue to conduct our ongoing clinical trials of verekitug, including our global Phase 2 and planned Phase 3 clinical trials, as well as initiate and complete additional clinical trials of verekitug in new indications or patient populations;
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

Asset purchase and license agreements

Below is a summary of the key terms for certain of our asset purchase and license agreements. For a more detailed description of these agreements, see the section titled “Business—Asset purchase and license agreements” included in our Annual Report.

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

During the six months ended June 30, 2026 and 2025, we received payments from Maruho in the amount of $1.7 million and $1.2 million, respectively.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with WuXi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During each of the six months ended June 30, 2026 and 2025, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

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

Income taxes

We recorded a full valuation allowance of our deferred tax asset position as of June 30, 2026 and December 31, 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

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

Results of operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$773	$937	$(164)
Operating expenses:
Research and development	36,089	37,865	(1,776)
General and administrative	7,052	7,419	(367)
Total operating expenses	43,141	45,284	(2,143)
Loss from operations	(42,368)	(44,347)	1,979
Other income (expense):
Interest income	2,659	4,431	(1,772)
Other income (expense), net	7	(50)	57
Total other income, net	2,666	4,381	(1,715)
Net loss	$(39,702)	$(39,966)	$264

Collaboration revenue

Collaboration revenue for the three months ended June 30, 2026 and 2025 was $0.8 million and $0.9 million, respectively. Revenue during each of the three months ended June 30, 2026 and 2025 was related to the work performed associated with our Phase 2 clinical trial and Phase 2 LTE study in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$12,943	$13,236	$(293)
COPD indication	8,348	6,803	1,545
CRSwNP indication	2,000	2,238	(238)
Unallocated research and development expense:
Personnel expenses (including stock-based compensation)	6,876	4,509	2,367
Manufacturing costs	4,065	10,000	(5,935)
Professional fees	1,213	415	798
Other unallocated expenses	644	664	(20)
Total research and development expense	$36,089	$37,865	$(1,776)

Research and development expenses were $36.1 million for the three months ended June 30, 2026 compared to $37.9 million for the three months ended June 30, 2025. The decrease of $1.8 million was primarily driven by a decrease of $2.8 million in unallocated research and development expenses, partially offset by an increase of $1.0 million in expenses directly related to our verekitug program.

The increase in direct costs of $1.5 million related to the COPD indication was primarily due to the continued progress associated with our Phase 2 clinical trial during the three months ended June 30, 2026, compared to the same period in 2025. The decrease in direct costs of $0.3 million related to the asthma indication was primarily due to wind down activities associated with our severe asthma Phase 2 clinical trial, compared to the same period in 2025, partially offset by an increase in direct costs due to the continued progress associated with our Phase 2 LTE study in patients with severe asthma and the initiation of planning activities for our Phase 3 clinical trial during the three months ended June 30, 2026. The decrease in direct costs of $0.2 million related to the CRSwNP indication was primarily due to wind down activities associated with our Phase 2 clinical trial during the three months ended June 30, 2026 compared to the same period in 2025, partially offset by an increase in direct costs related to the initiation of planning activities for our Phase 3 clinical trial during the three months ended June 30, 2026.

The decrease in manufacturing costs of $5.9 million was primarily attributable to a decrease in CMO costs in support of the development of Phase 3 clinical material during the three months ended June 30, 2026, compared to the same period in 2025. The increase in personnel expenses of $2.4 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the three months ended June 30, 2026 and 2025 included stock-based compensation expense of $2.0 million and $0.7 million, respectively. The increase of $0.8 million in professional fees was primarily related to preclinical and clinical consulting services to support our verekitug program during the three months ended June 30, 2026, compared to the same period in 2025.

General and administrative expenses

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$4,328	$3,773	$555
Professional fees	1,538	2,397	(859)
Other	1,186	1,249	(63)
Total general and administrative expense	$7,052	$7,419	$(367)

General and administrative expenses were $7.1 million for the three months ended June 30, 2026 compared to $7.4 million for the three months ended June 30, 2025. The decrease of $0.3 million was primarily driven by a decrease of $0.9 million in professional fees primarily related to market research costs and legal fees during the three months ended June 30, 2026, compared to the same period in 2025, partially offset by an increase in personnel expenses of $0.6 million due to increased headcount in our general and administrative functions. Personnel expenses for the three months ended June 30, 2026 and 2025 included stock-based compensation expense of $2.4 million and $1.9 million, respectively.

Other income (expense)

Interest income

Interest income was $2.7 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively, representing a decrease of $1.8 million. The decrease in interest income was due to decreased balances in our U.S. treasury securities, corporate debt securities and government agency bonds held during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$1,807	$1,503	$304
Operating expenses:
Research and development	72,654	63,662	8,992
General and administrative	15,136	14,201	935
Total operating expenses	87,790	77,863	9,927
Loss from operations	(85,983)	(76,360)	(9,623)
Other income (expense):
Interest income	5,713	9,174	(3,461)
Other expense, net	(23)	(50)	27
Total other income, net	5,690	9,124	(3,434)
Net loss	$(80,293)	$(67,236)	$(13,057)

Collaboration revenue

Collaboration revenue for the six months ended June 30, 2026 and 2025 was $1.8 million and $1.5 million, respectively. Revenue during each of the six months ended June 30, 2026 and 2025 was related to the work performed associated with our Phase 2 clinical trial and Phase 2 LTE study in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$23,653	$23,257	$396
COPD indication	19,310	12,490	6,820
CRSwNP indication	3,089	5,001	(1,912)
Unallocated research and development expense:
Personnel expenses (including stock-based compensation)	14,077	8,214	5,863
Manufacturing costs	9,038	12,129	(3,091)
Professional fees	2,438	1,068	1,370
Other unallocated expenses	1,049	1,503	(454)
Total research and development expense	$72,654	$63,662	$8,992

Research and development expenses were $72.7 million for the six months ended June 30, 2026 compared to $63.7 million for the six months ended June 30, 2025. The increase of $9.0 million was primarily driven by an increase of $5.3 million in expenses directly related to our verekitug program and $3.7 million of unallocated research and development expenses.

The increase in direct costs of $6.8 million related to the COPD indication was primarily due to the continued progress associated with our Phase 2 clinical trial during the six months ended June 30, 2026, compared to the same period in 2025. The increase in direct costs of $0.4 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 LTE study in patients with severe asthma and the initiation of planning activities for our Phase 3 clinical trial during the six months ended June 30, 2026, partially offset by a decrease in direct costs due to wind down activities associated with our severe asthma Phase 2 clinical trial, compared to the same period in 2025. The decrease in direct costs of $1.9 million related to the CRSwNP indication was primarily due to wind down activities associated with our Phase 2 clinical trial during the six months ended June 30, 2026 compared to the same period in 2025, partially offset by an increase in direct costs related to the initiation of planning activities for our Phase 3 clinical trial during the six months ended June 30, 2026.

The increase in personnel expenses of $5.9 million was primarily due to increased headcount in our research and development function. Personnel expenses for each of the six months ended June 30, 2026 and 2025 included stock-based compensation expense of $3.9 million and $1.2 million, respectively. The decrease in manufacturing costs of $3.1 million was primarily attributable to a decrease in CMO costs in support of the development of Phase 3 clinical material during the six months ended June 30, 2026, compared to the same period in 2025. The increase of $1.4 million in professional fees was primarily related to preclinical and clinical consulting services to support our verekitug program.

We begin to separately track program expenses at development candidate nomination. Through June 30, 2026, we have incurred approximately $122.3 million, $57.0 million and $24.6 million in direct external expenses for the development of verekitug for severe asthma, COPD and CRSwNP, respectively, since their development candidate nominations.

General and administrative expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$9,265	$8,005	$1,260
Professional fees	3,572	3,893	(321)
Other	2,299	2,303	(4)
Total general and administrative expense	$15,136	$14,201	$935

General and administrative expenses were $15.1 million for the six months ended June 30, 2026 compared to $14.2 million for the six months ended June 30, 2025. The increase of $0.9 million was primarily driven by an increase in personnel expenses of $1.3 million due to increased headcount in our general and administrative functions, including stock-based compensation expense of $5.1 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively, partially offset by a decrease of $0.3 million in professional fees was primarily driven by a decrease in market research costs.

Other income (expense)

Interest income

Interest income was $5.7 million and $9.2 million for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of $3.5 million. The decrease in interest income was due to decreased balances in our U.S. treasury securities, corporate debt securities and government agency bonds held during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have funded our operations primarily through equity financings, proceeds from our IPO and sales of our common stock pursuant to the ATM Program. Through June 30, 2026, we have received an aggregate of $670.9 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock, $268.8 million in net proceeds from the closing of our IPO and $2.1 million from sales of common stock under the ATM Program. As of June 30, 2026, we had cash, cash equivalents and short-term investments of $261.3 million.

On November 5, 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “2025 Shelf”), including the base prospectus included therein (File No. 333-291267), with the SEC, pursuant to which we may issue shares of our common stock, preferred stock, debt securities, warrants and/or units, which became automatically effective upon filing pursuant to Rule 462(e) of the Securities Act. On March 26, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC, acting as our sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program under which we may, from time to time, at our sole discretion, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). In connection with the ATM Program, we filed a prospectus supplement with the SEC on March 26, 2026 (the “ATM Prospectus”) for the offer and sale of up to $150.0 million of shares of our common stock from time to time through the Sales Agent (the “ATM Shares”). The Sales Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the Sales Agent selling the ATM Shares. We are not obligated to make any sales of the ATM Shares under the Sales Agreement. As of June 30, 2026, we have sold 239,797 shares of common stock under the ATM Program for aggregate net proceeds of approximately $2.1 million, after deducting approximately $0.1 million of commissions paid to the Sales Agent.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(83,473)	$(80,404)
Net cash provided by (used in) investing activities	58,161	(200,608)
Net cash provided by financing activities	3,131	578
Net decrease in cash, cash equivalents and restricted cash	$(22,181)	$(280,434)

Operating activities

During the six months ended June 30, 2026, operating activities used $83.5 million of cash, resulting primarily from our net loss of $80.3 million, changes in operating assets and liabilities of $11.8 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $0.8 million, partially offset by non-cash stock-based compensation expense of $9.0 million. Net cash used in changes in operating assets and liabilities was primarily driven by a $7.9 million increase in prepaid expenses and other current assets largely due to upfront payments to CROs for activities associated with our COPD Phase 2 trial and a $3.1 million decrease in accrued expenses and other current liabilities.

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

Investing activities

During the six months ended June 30, 2026, net cash provided by investing activities was $58.2 million, consisting primarily of maturities of short-term investments of $123.5 million, net of purchases of short-term investments of $65.4 million.

During the six months ended June 30, 2025, net cash used in investing activities was $200.6 million, consisting primarily of purchases of short-term investments of $323.1 million, net of maturities of short-term investments of $122.6 million.

Financing activities

During the six months ended June 30, 2026, net cash provided by financing activities was $3.1 million, consisting primarily of $2.1 million in net proceeds from our ATM Program and $1.0 million in net proceeds primarily from the exercise of stock options.

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

During each of the six months ended June 30, 2026 and 2025, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During each of the six months ended June 30, 2026 and 2025, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments were recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical accounting estimates and significant judgments included in our Annual Report.

Recently issued and adopted accounting pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in our Annual Report.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $80.3 million and $67.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $414.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

As of June 30, 2026, we had cash, cash equivalents and short-term investments in the amount of $261.3 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In November 2025, we filed the Registration Statement, pursuant to which we may issue shares of our common stock, preferred stock, debt securities, warrants and/or units. In March 2026, we entered into a Sales Agreement with Leerink Partners LLC, acting as our sales agent and/or principal, to establish the ATM Program. In connection with the ATM Program, we filed the ATM Prospectus on March 26, 2026 for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. As of June 30, 2026, we have sold 239,797 shares of common stock under the ATM Program for aggregate net proceeds of approximately $2.1 million, after deducting approximately $0.1 million of commissions paid to the Sales Agent. As market conditions permit, we may offer and sell securities under the Registration Statement, as supplemented by the ATM Prospectus, including through the ATM Program or additional equity financings, which may cause dilution to our stockholders or impact the market price of our common stock.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) entered into force on August 1, 2024, and includes prohibitions on certain AI practices and obligations relating to general-purpose AI models. The majority of the provisions under the AI Act became effective on August 2, 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. The general approach for FDA approval of a new drug has generally been dispositive data from two or more adequate and well-controlled clinical trials of the product candidate in the relevant patient population. In February 2026, the then-FDA Commissioner publicly indicated that the FDA would, going forward, adopt the default position that one adequate and well-controlled trial, combined with confirmatory evidence, could serve as the basis of approval for novel products. In June 2026, FDA issued revised draft guidance clarifying that although sponsors can rely on one scientifically rigorous adequate and well-controlled clinical investigation to satisfy the statutory substantial evidence of effectiveness standard, FDA retains broad discretion to require additional clinical data for any product candidate, including a second adequate and well-controlled clinical trial in some cases. The FDA, the

EMA, the European Commission, or other comparable foreign regulatory authorities may disagree with us about whether a clinical trial is adequate and well-controlled or may request that we conduct additional clinical trials prior to regulatory approval. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. In addition, there is no assurance that the doses, endpoints and trial designs that we intend to use for our planned clinical trials, including those that we have developed based on feedback from regulatory agencies or those that have been used for the approval of similar drugs, will be acceptable for future approvals. The clinical development of verekitug or any other potential future product candidates is also susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if verekitug or any other potential future product candidates have a beneficial effect, that effect will not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that verekitug or any other potential future product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events or other adverse events, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

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
•
staffing changes, leadership changes, and backlogs at the FDA, the EMA or other comparable foreign regulatory authorities may create unexpected delays in the review and approval of any applications we may submit;
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

The results observed from preclinical studies or early-stage clinical trials of verekitug or any other potential future product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For instance, results seen in our Phase 2 clinical trials in patients with CRSwNP and patients with severe asthma may not translate to our planned Phase 3 trials, including due to the use of dosing regimens that have not been previously evaluated. Furthermore, verekitug or any other potential future product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles.

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

Regulators, IRBs, or ethics committees of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the competent authorities of individual EU Member States, or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using a drug or biologic, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Negative or inconclusive results from our clinical trials or preclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of verekitug or any other potential future product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market verekitug or any other potential future product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for verekitug or any other potential future product candidates will be adversely impacted.

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

*Our use of third parties to manufacture verekitug or any other potential future product candidates may increase the risk that we will not have sufficient quantities of verekitug or any other potential future product candidates, raw materials, active pharmaceutical ingredients (“APIs”) or drug products when needed or at an acceptable cost.

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of verekitug or any other potential future product candidates, and we lack the resources and the capabilities to do so. Our current strategy is to outsource all manufacturing of verekitug or any other potential future product candidates to third parties.

Legislative and regulatory actions have been taken that have the potential to negatively impact U.S. companies and institutions that accept U.S. funding for projects that utilize biotechnology equipment and services produced or provided by certain biotechnology providers having relationships with foreign adversaries and which pose a threat to national security. For example, in December 2025 the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which includes Section 851 (commonly referred to as the “BIOSECURE Act”). The BIOSECURE Act restricts U.S. government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, an entity that uses biotechnology equipment or services from a designated “biotechnology company of concern” (“BCC”) and from expending certain federal loan or grant funds for such equipment or services.

We currently rely on and engage third-party manufacturers to provide all of the APIs and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”). While WuXi Biologics is not currently listed as a BCC, earlier legislative drafts of the BIOSECURE Act explicitly identified WuXi AppTec Co. Ltd., a separate, but affiliated WuXi entity, (“WuXi AppTec”) as a BCC; and also on June 8, 2026, the Department of Defense identified WuXi AppTec in its updated 1260H list, which would result in WuXi AppTec being designated as a BCC under the BIOSECURE Act in the future. Although only WuXi AppTec has been identified in the Department of Defense’s 1260H list, there is no guarantee that WuXi Biologics will not be identified on the 1260H list or designated as a BCC in the future.

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

If WuXi Biologics, or any other current or future vendors with which we work are designated as BCCs, or if our collaborators, customers, investors, or future commercial partners become subject to BIOSECURE-related restrictions as a result of their relationships with such vendors, we could be required to terminate or restructure existing arrangements, transition manufacturing or other services to alternative suppliers, or delay or suspend development activities. Any such transition could involve significant cost, operational complexity, regulatory risk, and delays, and alternative suppliers may not be available on acceptable terms or at all. In addition, BIOSECURE-related restrictions could adversely affect our ability to obtain U.S. government funding, enter into collaborations with parties that receive federal funds, attract investment, or ultimately commercialize any product candidates, which could materially harm our business, financial condition, and prospects.

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

The ability of the FDA and other comparable regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, availability of personnel and other resources, the FDA’s or other comparable regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, leadership changes, and other events that may otherwise affect the FDA’s or other comparable regulatory authorities’ ability to perform routine functions. Average review times at the FDA and other comparable regulatory authorities have fluctuated in recent years and may continue to fluctuate as a result. In addition, government funding of the SEC and other U.S. government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, including executive and congressional priorities, which is inherently fluid and unpredictable.

Disruptions at the FDA, the SEC, other U.S. government agencies or comparable foreign regulatory authorities, including as a result of substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new products to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have resulted in delays in the FDA’s responsiveness, including its ability to review IND submissions or marketing applications, issue regulations or guidance, and implement or enforce regulatory requirements in a timely fashion or at all. For example, over the last several years, the U.S. government has shut down several times, including for a 43-day period from October 1, 2025 through November 12, 2025, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs again, such as the one that occurred in October 2025, or if global health concerns, funding shortages or staffing limitations hinder or prevent the FDA, the SEC or other regulatory authorities from conducting their regulatory inspections, reviews or other regulatory activities, including formal or informal interactions with product developers, it could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, government shutdowns and/or substantial leadership, personnel, and policy changes at the SEC could impact our business by delaying review of our public filings, which in turn could delay or frustrate our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations or delay the review or effectiveness of required regulatory or securities filings.

Since the change in the U.S. presidential administration in 2025, there continues to be substantial uncertainty as to the extent and manner in which the leadership of the FDA and the Trump Administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the current administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Also, state governments may modify their regulatory frameworks in a manner that could impact our operations.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation (MFN) Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “MFN” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. Recent CMS proposals to implement MFN pricing in Medicare and Medicaid, including the Global Benchmark for Efficient Drug Pricing, the Guarding U.S. Medicare Against Rising Drug Costs, and the GENErating cost Reductions for U.S. Medicaid models, which seek to incorporate MFN drug pricing into Medicare and Medicaid, could materially impact the Company’s revenue.

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

The global credit and financial markets have also generally experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates, inflation and macroeconomic uncertainties), which has included severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressures, uncertainty about economic stability, global supply chain disruptions, and increases in unemployment rates. The financial markets and the global economy may also be adversely affected by military conflict, including the U.S. and Israeli military action in Iran and effects thereof, the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, terrorism, or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Although the length and impact of the ongoing military conflicts is highly unpredictable, the ongoing conflicts between Russia and Ukraine, the U.S. and Iran, and in the Middle East have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which contributed to record inflation globally. We are continuing to monitor inflation, the situations in Ukraine and the Middle East and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of our product and product candidates and related raw materials. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur, including as a result of heightened geopolitical tensions or increasing concerns regarding a potential global recession. A severe or prolonged economic downturn could result in a variety of risks to our business, including a decrease in the demand for verekitug or any other potential future product candidates and in our ability to raise additional capital when needed on acceptable terms, if at all.

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

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion; (ii) December 31, 2029; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during any three-year period before that time; or (iv) the date on which we are deemed to be a “large accelerated filer”, which would occur if the aggregate market value of our equity securities held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter unless we remain eligible to use the “smaller reporting company” requirements under the revenue test in Rule 12b-2 of the Exchange Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We currently maintain and review our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

(c) Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

UPSTREAM BIO, INC.

Date: August 11, 2026	By:	/s/ E. Rand Sutherland
E. Rand Sutherland
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Michael Paul Gray
Michael Paul Gray
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)