Form 10-Q
period 2026-09-30
Upstream Bio, Inc.
filed 2026-11-10
CIK 2022626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 54,811,391 shares of common stock, $0.001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report include, but are not limited to, statements about:

•
the initiation, timing, progress, and results of our planned and future clinical trials for verekitug for the treatment of severe asthma, chronic rhinosinusitis with nasal polyps (“CRSwNP”) and chronic obstructive pulmonary disease (“COPD”), including our plans to initiate dosing in Phase 3 trials in both severe asthma and CRSwNP in the first quarter of 2027, irrespective of biomarker status;
•
our ability to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties in current or future clinical trials;
•
our ability to demonstrate that verekitug and any potential future product candidates are safe and effective for their proposed indications and our expectations around their beneficial characteristics and therapeutic effects;
•
our ability to advance verekitug and any potential future product candidates through the applicable regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities;
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
•
Our ability to develop verekitug or any other potential future product candidates and our future growth depend on attracting, hiring and retaining our key personnel and recruiting additional qualified personnel.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Upstream Bio, Inc.

Condensed consolidated balance sheets

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,416	$101,578
Short-term investments	159,949	239,931
Accounts receivable	395	668
Prepaid expenses and other current assets	36,873	9,620
Total current assets	244,633	351,797
Property and equipment, net	411	559
Operating lease right-of-use assets	754	1,222
Restricted cash	194	194
Total assets	$245,992	$353,772
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,385	$2,726
Accrued expenses and other current liabilities	8,843	10,006
Operating lease liabilities, current portion	732	720
Total current liabilities	11,960	13,452
Operating lease liabilities, net of current portion	57	549
Total liabilities	12,017	14,001
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 54,811,391 and 54,237,750 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	54	54
Additional paid-in capital	689,956	673,410
Accumulated other comprehensive income (loss)	(327)	530
Accumulated deficit	(455,708)	(334,223)
Total stockholders’ equity	233,975	339,771
Total liabilities and stockholders’ equity	$245,992	$353,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of operations and comprehensive loss

(Amounts in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$395	$683	$2,202	$2,186
Operating expenses:
Research and development	36,609	32,975	109,263	96,637
General and administrative	7,165	5,542	22,301	19,743
Total operating expenses	43,774	38,517	131,564	116,380
Loss from operations	(43,379)	(37,834)	(129,362)	(114,194)
Other income (expense):
Interest income	2,230	4,105	7,943	13,279
Other expense, net	(43)	(19)	(66)	(69)
Total other income, net	2,187	4,086	7,877	13,210
Net loss	$(41,192)	$(33,748)	$(121,485)	$(100,984)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.63)	$(2.23)	$(1.88)
Weighted-average common shares outstanding, basic and diluted	54,783,340	53,930,946	54,562,864	53,773,936

Comprehensive loss:
Net loss	$(41,192)	$(33,748)	$(121,485)	$(100,984)
Unrealized gain (loss) on investments, net of tax	(204)	235	(857)	518
Total other comprehensive income (loss)	(204)	235	(857)	518
Comprehensive loss	$(41,396)	$(33,513)	$(122,342)	$(100,466)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2024	53,603,398	$53	$660,604	$(190,780)	$(25)	$469,852
Issuance of common stock under stock plans	37,497	—	—	—	—	—
Stock-based compensation expense	—	—	2,635	—	—	2,635
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	393	393
Net loss	—	—	—	(27,270)	—	(27,270)
Balances at March 31, 2025	53,640,895	53	663,239	(218,050)	368	445,610
Issuance of common stock under stock plans	157,256	1	611	—	—	612
Stock-based compensation expense	—	—	2,597	—	—	2,597
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(110)	(110)
Net loss	—	—	—	(39,966)	—	(39,966)
Balances at June 30, 2025	53,798,151	54	666,447	(258,016)	258	408,743
Issuance of common stock under stock plans	201,371	2	758	—	—	760
Stock-based compensation expense	—	—	2,594	—	—	2,594
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	235	235
Net loss	—	—	—	(33,748)	—	(33,748)
Balances at September 30, 2025	53,999,522	$56	$669,799	$(291,764)	$493	$378,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statement of stockholders’ equity

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2025	54,237,750	$54	$673,410	$(334,223)	$530	$339,771
Issuance of common stock under stock plans	182,236	—	598	—	—	598
Stock-based compensation expense	—	—	4,647	—	—	4,647
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(430)	(430)
Net loss	—	—	—	(40,591)	—	(40,591)
Balances at March 31, 2026	54,419,986	54	678,655	(374,814)	100	303,995
Issuance of common stock in connection with at-the-market program, net of commissions	239,797	—	2,083	—	—	2,083
Issuance of common stock under stock plans	111,258	—	450	—	—	450
Stock-based compensation expense	—	—	4,354	—	—	4,354
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(223)	(223)
Net loss	—	—	—	(39,702)	—	(39,702)
Balances at June 30, 2026	54,771,041	54	685,542	(414,516)	(123)	270,957
Issuance of common stock under stock plans	40,350	—	69	—	—	69
Stock-based compensation expense	—	—	4,345	—	—	4,345
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(204)	(204)
Net loss	—	—	—	(41,192)	—	(41,192)
Balances at September 30, 2026	54,811,391	$54	$689,956	$(455,708)	$(327)	$233,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upstream Bio, Inc.

Condensed consolidated statements of cash flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(121,485)	$(100,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	148	131
Stock-based compensation expense	13,346	7,826
Net amortization of premiums and accretion of discounts on short-term investments	(1,216)	(2,874)
Non-cash lease expense	468	415
Changes in operating assets and liabilities:
Accounts receivable	273	(70)
Prepaid expenses and other assets	(27,253)	(7,811)
Accounts payable	(341)	(55)
Accrued expenses and other current liabilities	(1,163)	1,193
Operating lease liabilities	(480)	(415)
Net cash used in operating activities	(137,703)	(102,644)
Cash flows from investing activities:
Purchases of short-term investments	(81,132)	(347,596)
Maturities of short-term investments	161,473	195,285
Purchases of equipment	—	(111)
Net cash provided by (used in) investing activities	80,341	(152,422)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with at-the-market offering, net of commissions	2,083	—
Proceeds from issuance of common stock under stock plans	1,117	1,372
Payments of initial public offering costs	—	(34)
Net cash provided by financing activities	3,200	1,338
Net decrease in cash, cash equivalents and restricted cash	(54,162)	(253,728)
Cash, cash equivalents and restricted cash at beginning of period	101,772	326,086
Cash, cash equivalents and restricted cash at end of period	$47,610	$72,358
Cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$47,416	$72,164
Restricted cash	194	194
Total cash, cash equivalents and restricted cash at end of period	$47,610	$72,358
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accrued expenses	$—	$55

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

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. To date, the Company has financed its operations primarily through equity financings, proceeds from its initial public offering (“IPO”) and sales of common stock pursuant to its ATM Program (as defined below). As of September 30, 2026, the Company has received an aggregate of $670.9 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of its redeemable convertible preferred stock, $268.8 million in net proceeds from the closing of its IPO and $2.1 million in net proceeds from sales of common stock under its ATM program. The Company incurred net losses of $121.5 million and $101.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company had an accumulated deficit of $455.7 million.

On November 5, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR (the “2025 Shelf”), including the base prospectus included therein (File No. 333-291267), with the Securities and Exchange Commission (“SEC”), pursuant to which the Company may issue shares of its common stock, preferred stock, debt securities, warrants and/or units, which became automatically effective upon filing pursuant to Rule 462(e) of the Securities Act of 1933, as amended (the “Securities Act”). On March 26, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC, acting as its sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program under which the Company may, from time to time, at its sole discretion, offer and sell shares of its common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). In connection with the ATM Program, the Company filed a prospectus supplement with the SEC on March 26, 2026 (the “ATM Prospectus”) for the offer and sale of up to $150.0 million of shares of its common stock from time to time through the Sales Agent (the “ATM Shares”). The Sales Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the Sales Agent selling the ATM Shares. The Company is not obligated to make any sales of the ATM Shares under the Sales Agreement. As of September 30, 2026, the Company has sold 239,797 shares under the ATM Program, resulting in net proceeds to the Company of approximately $2.1 million after deducting approximately $0.1 million of commissions paid to the Sales Agent. During the three months ended September 30, 2026, there were no sales under the ATM Program.

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

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

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

The condensed consolidated interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2026 and the results of operations for the three and nine months ended September 30, 2026 and 2025. The condensed balance sheet as of December 31, 2025 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

Notes to condensed consolidated financial statements

(Unaudited)

3. Fair value measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy used to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,122	$—	$—	$47,122
Short-term investments:
U.S. treasury securities	—	124,258	—	124,258
Corporate debt securities	—	21,838	—	21,838
Government agency bonds	—	13,853	—	13,853
	$47,122	$159,949	$—	$207,071

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,866	$—	$—	$85,866
U.S. treasury securities	—	14,991	—	14,991
Short-term investments:
U.S. treasury securities	—	159,455	—	159,455
Corporate debt securities	—	75,216	—	75,216
Government agency bonds	—	5,260	—	5,260
	$85,866	$254,922	$—	$340,788

For the nine months ended September 30, 2026 and for the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

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

Short-term investments consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury securities	$124,486	$4	$(232)	$124,258
Corporate debt securities	21,859	—	(21)	21,838
Government agency bonds	13,931	—	(78)	13,853
Total short-term investments:	$160,276	$4	$(331)	$159,949

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
U.S. treasury securities	$159,033	$422	$—	$159,455
Corporate debt securities	75,117	102	(3)	75,216
Government agency bonds	5,253	7	—	5,260
Total short-term investments:	$239,403	$531	$(3)	$239,931

The contractual maturities of the Company’s short-term investments in available-for-sale securities held were as follows (in thousands):

	September 30, 2026	December 31, 2025
Due within one year	$153,938	$221,506
Due after one year through two years	6,011	18,425
Total available-for-sale securities	$159,949	$239,931

4. Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid research and development expense	$34,806	$6,204
Interest receivable	1,073	1,653
Prepaid employee-related costs	192	155
Prepaid insurance	10	881
Other	792	727
	$36,873	$9,620

5. Property and equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Office equipment	$559	$559
Computer equipment	202	202
Leasehold improvements	87	87
Lab Equipment	55	55
	903	903
Less: Accumulated depreciation and amortization	(492)	(344)
Property and equipment, net	$411	$559

Depreciation and amortization expense related to property and equipment, net was less than $0.1 million for each of the three months ended September 30, 2026 and 2025, and $0.1 million for each of the nine months ended September 30, 2026 and 2025.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued employee compensation and benefits	$4,711	$4,192
Accrued external research and development expenses	3,369	5,057
Accrued consultant and professional fees	763	757
	$8,843	$10,006

7. Leases

As of September 30, 2026, the Company was a party to a lease related to commercial real estate under a non-cancelable lease term.

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

As of September 30, 2026 and December 31, 2025, the Company’s amended and restated certificate of incorporation authorized the issuance of 500,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2026 and December 31, 2025, there were 54,811,391 shares and 54,237,750 shares of common stock issued and outstanding, respectively.

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

As of September 30, 2026, the Company had a total of 13,889,105 shares of common stock reserved under the 2024 Plan and the 2021 Plan and 3,677,621 shares available for future issuance under the 2024 Plan.

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

As of September 30, 2026, 54,068 shares have been issued under the 2024 ESPP.

Restricted Stock Units

Time-based RSUs

The Company generally grants restricted stock awards with time-based vesting. Each RSU represents a right to receive one share of common stock when it becomes vested.

The following table summarizes the RSU activity during the nine months ended September 30, 2026:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	—	$—
Granted	447,975	23.52
Vested	(65,663)	27.00
Forfeited	(30,621)	27.07
Unvested and outstanding as of September 30, 2026	351,691	$22.56

The total fair value of RSUs vested during the nine months ended September 30, 2026 was $0.5 million. The Company did not issue any RSUs prior to January 2026.

As of September 30, 2026, total unrecognized compensation expense related to RSUs was $7.9 million, which the Company expects to recognize over a remaining weighted-average period of 3.3 years.

Performance-based RSUs

During the three and nine months ended September 30, 2026, the Company granted 531,250 performance-based restricted stock units (“PSUs”) to certain employees. The number of PSUs that become eligible to vest is dependent upon the timing of achievement of a specified milestone related to the Company’s Phase 3 clinical trial of verekitug in patients with severe asthma (the “Milestone”), with such earned PSUs then vesting in three equal installments over a two-year period following the Milestone achievement date, subject to continued service.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

The following table summarizes the PSU activity during the nine months ended September 30, 2026:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	—	$—
Granted	531,250	7.53
Vested	—	—
Forfeited	—	—
Unvested and outstanding as of September 30, 2026	531,250	$7.53

There was no compensation expense related to these PSUs recognized during the three and nine months ended September 30, 2026, as the achievement of the Milestone was not considered probable for accounting purposes on the date of grant and through the nine months ended September 30, 2026.

Fair value inputs

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	93.9%	92.4%
Expected dividends	0%	0%
Expected term (in years)	6.0	6.0
Risk-free rate	4.02%	4.25%

Stock options

The following table summarizes the activity of stock options with service-based and performance-based vesting conditions during the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	7,960,728	$6.77	8.0	$162,277
Granted	2,071,276	20.00
Exercised	(240,310)	3.79
Forfeited	(419,484)	19.13
Expired	(43,667)	10.01
Outstanding as of September 30, 2026	9,328,543	$9.21	7.7	$3,152
Options exercisable September 30, 2026	5,003,192	$6.85	7.0	$2,995
Vested and expected to vest September 30, 2026	9,328,543	$9.21	7.7	$3,152

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the estimated fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2026 and 2025 was $3.3 million and $2.9 million, respectively.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $15.42 and $7.05, respectively.

As of September 30, 2026, there was $36.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

Stock-Based Compensation

The following table illustrates the classification of stock-based compensation in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$2,422	$1,756	$7,513	$5,830
Research and development	1,923	838	5,833	1,996
	$4,345	$2,594	$13,346	$7,826

10. Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period. No such adjustment was made as of September 30, 2026 or September 30, 2025. The Company’s effective federal and state tax rate for each of the nine months ended September 30, 2026 and 2025 was 0%, and the Company did not record any income tax expense or benefit during each of the nine months ended September 30, 2026 and 2025, primarily as a result of estimated net operating losses for the fiscal year to date offset by the increase in the valuation allowance against its deferred tax asset. All losses before income taxes arose in the United States.

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(41,192)	$(33,748)	$(121,485)	$(100,984)
Denominator:
Weighted-average common shares outstanding, basic and diluted	54,783,340	53,930,946	54,562,864	53,773,936
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.63)	$(2.23)	$(1.88)

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	As of September 30,
	2026	2025
Anti-dilutive common stock equivalents:
Stock options to purchase common stock	9,328,543	8,136,759
Unvested restricted common stock awards	351,691	—
Total anti-dilutive common stock equivalents	9,680,234	8,136,759

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

12. Commitments and contingencies

Legal matters

The Company is subject to contingent liabilities, such as legal proceedings and claims, that arise in the ordinary course of business activities. The Company accrues for loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability on the condensed consolidated balance sheets. The Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible, but not probable; however, it discloses the range of reasonably possible losses. As of September 30, 2026 and December 31, 2025, the Company was not a party to any material legal proceedings or claims and no liabilities were recorded for loss contingencies.

Contracts

The Company enters into contracts in the normal course of business with various third parties for preclinical research studies, clinical trials, testing, manufacturing, and other services. These contracts generally provide for termination upon notice and are cancellable without significant penalty or payment, and do not contain any minimum purchase commitments.

Guarantees and indemnifications

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with all members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

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

During each of the nine months ended September 30, 2026 and 2025, the Company did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. The Company has the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

During each of the nine months ended September 30, 2026 and 2025, the Company made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

The Company concluded that Maruho is a customer under the Maruho Agreement, and as such, the Maruho Agreement falls within the scope of ASC 606. The Company identified one performance obligation under the Maruho Agreement related to the performance of research and development services, which are an output of the Company’s ordinary activities, in Japan. The Company determined that the transaction price of the Maruho Agreement as of September 30, 2026 consisted solely of variable consideration. The variable consideration was estimated using the expected value method based on the Company’s experience and best judgment of the total reimbursable costs expected to be incurred through the period of performance.

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

During the nine months ended September 30, 2026 and 2025, the Company received payments of $2.5 million and $2.1 million, respectively, in cost reimbursements from Maruho. The Company recorded collaboration revenue of $0.4 million and $0.7 million during the three months ended September 30, 2026 and 2025, respectively and $2.2 million for each of the nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, there was $0.4 million and $0.7 million, respectively, in accounts receivable representing amounts due for qualifying reimbursable expenses related to the Maruho Agreement.

15. Segment reporting

The Company currently has a single reportable operating segment and revenue generated exclusively from the Maruho License Agreement. The Company’s chief executive officer, who is the Chief Operating Decision Maker (the “CODM”), manages the Company on a consolidated basis and utilizes consolidated net loss as a basis for resource allocation and decision making. The CODM considers budget-to-actual variances for each of the disaggregated components of operating expenses when making decisions about allocating resources and evaluating performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, the CODM is regularly provided information on total cash, which is inclusive of cash, cash equivalents and short-term investments, as a measure of segment assets. As of September 30, 2026, the Company’s cash, cash equivalents and short-term investments were $207.4 million.

Upstream Bio, Inc.

Notes to condensed consolidated financial statements

(Unaudited)

The Company's consolidated and segment net loss, including disaggregated components of operating expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$395	$683	$2,202	$2,186
Operating expenses:
Research and development:
Verekitug program:
Asthma indication	12,060	12,554	35,713	35,811
COPD indication	8,984	9,669	28,294	22,159
CRSwNP indication	3,476	1,759	6,565	6,760
Personnel expenses	7,253	4,916	21,330	13,130
Manufacturing costs	2,826	2,542	11,864	14,671
Professional fees and other	2,010	1,535	5,497	4,106
Total research and development expenses	36,609	32,975	109,263	96,637
General and administrative:
Personnel expenses	4,450	3,571	13,715	11,576
Professional fees	1,642	1,080	5,214	4,973
Other	1,073	891	3,372	3,194
Total general and administrative expenses	7,165	5,542	22,301	19,743
Total operating expenses	43,774	38,517	131,564	116,380
Loss from operations	(43,379)	(37,834)	(129,362)	(114,194)
Other income (expense):
Interest income	2,230	4,105	7,943	13,279
Other expense, net	(43)	(19)	(66)	(69)
Total other income, net	2,187	4,086	7,877	13,210
Segment and consolidated net loss	$(41,192)	$(33,748)	$(121,485)	$(100,984)

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

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, establishing licensing, building our proprietary platform technologies, developing verekitug, establishing our intellectual property portfolio, conducting research, preclinical studies, and clinical trials, establishing arrangements with third parties for the manufacture of verekitug and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through equity financings and the proceeds from our initial public offering (“IPO”). As of September 30, 2026, we have received an aggregate of $670.9 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock, $268.8 million in net proceeds from the closing of our IPO and $2.1 million in net proceeds from sales of common stock under our ATM Program (as defined below).

We have incurred significant net operating losses and negative cash flows since our inception. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend on the successful development, regulatory approval and eventual commercialization of verekitug and any other potential future product candidates, which we expect will take a number of years. For the three months ended September 30, 2026 and 2025, we reported net losses of $41.2 million and $33.7 million, respectively, and for the nine months ended September 30, 2026 and 2025, we reported net losses of $121.5 million and $101.0 million, respectively. Our net losses have resulted principally from costs incurred in our research and development activities. As of September 30, 2026, we had an accumulated deficit of $455.7 million, and we had cash, cash equivalents and short-term investments of $207.4 million. Based on our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027.

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

During the nine months ended September 30, 2026 and 2025, we received payments from Maruho in the amount of $2.5 million and $2.1 million, respectively.

License agreement with Lonza

In October 2021, in connection with the Astellas Asset Purchase Agreement, we entered into a license agreement with Lonza Sales AG (“Lonza”) (as amended, the “Lonza License Agreement”). Pursuant to the Lonza License Agreement, we obtained a worldwide, non-exclusive, sublicensable (subject to Lonza’s right of pre-approval with respect to any sublicense of manufacturing activities) license to certain intellectual property rights owned by Lonza. Lonza was the originator of the master cell bank for the Compound developed by Astellas. As consideration for the rights and licenses granted to us under the Lonza License Agreement, we agreed to pay Lonza certain royalties and annual payments, both payable in Swiss francs, in respect of the manufacturing and sale of the Compound, such amounts to be determined by the party manufacturing the Compound, and range from no annual payment to up to a mid-six figure annual payment, and a less-than-one percent to a low-single-digit percentage royalty on net sales of the Compound. In accordance with the Lonza License Agreement, we entered into a sublicense with WuXi Biologics (Hong Kong) Limited to manufacture the Compound, requiring us to pay a mid-six-figure annual fee to Lonza pursuant to this provision. Any royalties due under the Lonza License Agreement are payable on a country-by-country basis until ten years from the first commercial sale of the Compound in that particular country. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza. During each of the nine months ended September 30, 2026 and 2025, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments are recognized as research and development expense in the consolidated statements of operations and comprehensive loss. To date, we have not made any royalty payments to Lonza under the Lonza License Agreement.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount and expand our infrastructure to support the continued research and development of our programs and the growth of our business. We also expect to incur increased expenses associated with operating as a public company, including costs of accounting, audit, legal, regulatory, tax-related services, compliance with Securities and Exchange Commission (“SEC”) rules and regulations and listing requirements, director and officer insurance premiums and investor relations costs.

Other income (expense)

Interest income

Interest income consists of interest earned on money market funds, U.S. treasury securities, corporate debt securities and government agency bonds investments.

Other income (expense), net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Income taxes

We recorded a full valuation allowance of our deferred tax asset position as of September 30, 2026 and December 31, 2025 as we believe it was more likely than not that we would not be able to utilize our deferred tax assets.

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

Results of operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$395	$683	$(288)
Operating expenses:
Research and development	36,609	32,975	3,634
General and administrative	7,165	5,542	1,623
Total operating expenses	43,774	38,517	5,257
Loss from operations	(43,379)	(37,834)	(5,545)
Other income (expense):
Interest income	2,230	4,105	(1,875)
Other expense, net	(43)	(19)	(24)
Total other income, net	2,187	4,086	(1,899)
Net loss	$(41,192)	$(33,748)	$(7,444)

Collaboration revenue

Collaboration revenue for the three months ended September 30, 2026 and 2025 was $0.4 million and $0.7 million, respectively. Revenue during each of the three months ended September 30, 2026 and 2025 was related to the work performed associated with our Phase 2 clinical trial and Phase 2 LTE study in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$12,060	$12,554	$(494)
COPD indication	8,984	9,669	(685)
CRSwNP indication	3,476	1,759	1,717
Unallocated research and development expense:
Personnel expenses (including stock-based compensation)	7,253	4,916	2,337
Manufacturing costs	2,826	2,542	284
Professional fees	1,323	804	519
Other unallocated expenses	687	731	(44)
Total research and development expense	$36,609	$32,975	$3,634

Research and development expenses were $36.6 million for the three months ended September 30, 2026 compared to $33.0 million for the three months ended September 30, 2025. The increase of $3.6 million was primarily driven by an increase of $3.1 million in unallocated research and development expenses and $0.5 million in expenses directly related to our verekitug program.

The increase in direct costs of $1.7 million related to the CRSwNP indication was primarily due to the costs associated with planning activities for our Phase 3 clinical trial, partially offset by a decrease in direct costs related to the wind down activities associated with our Phase 2 clinical trial during the three months ended September 30, 2026 compared to the same period in 2025. The decrease in direct costs of $0.7 million related to the COPD indication was primarily due to decreased clinical trial costs during the three months ended September 30, 2026, compared to the same period in 2025. The decrease in direct costs of $0.5 million related to the asthma indication was primarily due to wind down activities associated with our Phase 2 clinical trial in patients with severe asthma, partially offset by an increase in costs associated with planning activities for our Phase 3 clinical trial and the continued progress associated with our Phase 2 LTE study in patients with severe asthma during the three months ended September 30, 2026, compared to the same period in 2025.

The increase in personnel expenses of $2.3 million was primarily due to increased headcount in our research and development functions. Personnel expenses for each of the three months ended September 30, 2026 and 2025 included stock-based compensation expense of $1.9 million and $0.8 million, respectively. The increase of $0.5 million in professional fees was primarily related to manufacturing consulting services to support our verekitug program during the three months ended September 30, 2026, compared to the same period in 2025. The increase in manufacturing costs of $0.3 million was primarily attributable to an increase in CMO costs in support of the development of Phase 3 clinical material during the three months ended September 30, 2026, compared to the same period in 2025.

General and administrative expenses

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$4,450	$3,571	$879
Professional fees	1,642	1,080	562
Other	1,073	891	182
Total general and administrative expense	$7,165	$5,542	$1,623

General and administrative expenses were $7.2 million for the three months ended September 30, 2026 compared to $5.5 million for the three months ended September 30, 2025. The increase of $1.7 million was primarily driven by an increase in personnel expenses of $0.9 million due to increased headcount in our general and administrative functions. Personnel expenses for the three months ended September 30, 2026 and 2025 included stock-based compensation expense of $2.4 million and $1.8 million, respectively. Additionally, there was an increase of $0.6 million in professional fees primarily related to increased recruiting and legal fees during the three months ended September 30, 2026, compared to the same period in 2025.

Other income (expense)

Interest income

Interest income was $2.2 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, representing a decrease of $1.9 million. The decrease in interest income was due to decreased balances in our U.S. treasury securities, corporate debt securities and government agency bonds held during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$2,202	$2,186	$16
Operating expenses:
Research and development	109,263	96,637	12,626
General and administrative	22,301	19,743	2,558
Total operating expenses	131,564	116,380	15,184
Loss from operations	(129,362)	(114,194)	(15,168)
Other income (expense):
Interest income	7,943	13,279	(5,336)
Other expense, net	(66)	(69)	3
Total other income, net	7,877	13,210	(5,333)
Net loss	$(121,485)	$(100,984)	$(20,501)

Collaboration revenue

Collaboration revenue for each of the nine months ended September 30, 2026 and 2025 was $2.2 million. Revenue during each of the nine months ended September 30, 2026 and 2025 was related to the work performed associated with our Phase 2 clinical trial and Phase 2 LTE study in patients with severe asthma under the Maruho License Agreement.

Research and development expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Direct research and development expenses by program:
Verekitug program:
Asthma indication	$35,713	$35,811	$(98)
COPD indication	28,294	22,159	6,135
CRSwNP indication	6,565	6,760	(195)
Unallocated research and development expense:
Personnel expenses (including stock-based compensation)	21,330	13,130	8,200
Manufacturing costs	11,864	14,671	(2,807)
Professional fees	3,761	1,872	1,889
Other unallocated expenses	1,736	2,234	(498)
Total research and development expense	$109,263	$96,637	$12,626

Research and development expenses were $109.3 million for the nine months ended September 30, 2026 compared to $96.6 million for the nine months ended September 30, 2025. The increase of $12.6 million was primarily driven by an increase of $6.8 million of unallocated research and development expenses and $5.8 million in expenses directly related to our verekitug program.

The increase in direct costs of $6.1 million related to the COPD indication was primarily due to the continued progress associated with our Phase 2 clinical trial during the nine months ended September 30, 2026, compared to the same period in 2025. The decrease in direct costs of $0.1 million related to the asthma indication was primarily due to the continued progress associated with our Phase 2 LTE study in patients with severe asthma and the costs associated with planning activities for our Phase 3 clinical trial, partially offset by a decrease in direct costs due to wind down activities associated with our Phase 2 clinical trial in patients with severe asthma during the nine months ended September 30, 2026, compared to the same period in 2025. The decrease in direct costs of $0.2 million related to the CRSwNP indication was primarily due to wind down activities associated with our Phase 2 clinical trial, partially offset by an increase in costs associated with planning activities for our Phase 3 clinical trial during the nine months ended September 30, 2026, compared to the same period in 2025.

The increase in personnel expenses of $8.2 million was primarily due to increased headcount in our research and development functions. Personnel expenses for each of the nine months ended September 30, 2026 and 2025 included stock-based compensation expense of $5.8 million and $2.0 million, respectively. The decrease in manufacturing costs of $2.8 million was primarily attributable to a decrease in CMO costs in support of the development of Phase 3 clinical material during the nine months ended September 30, 2026, compared to the same period in 2025. The increase of $1.9 million in professional fees was primarily related to preclinical and clinical consulting services to support our verekitug program.

We begin to separately track program expenses at development candidate nomination. Through September 30, 2026, we have incurred approximately $134.4 million, $66.0 million and $28.1 million in direct external expenses for the development of verekitug for severe asthma, COPD and CRSwNP, respectively, since their development candidate nominations.

General and administrative expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel expenses (including stock-based compensation)	$13,715	$11,576	$2,139
Professional fees	5,214	4,973	241
Other	3,372	3,194	178
Total general and administrative expense	$22,301	$19,743	$2,558

General and administrative expenses were $22.3 million for the nine months ended September 30, 2026 compared to $19.7 million for the nine months ended September 30, 2025. The increase of $2.6 million was primarily driven by an increase in personnel expenses of $2.1 million due to increased headcount in our general and administrative functions, including stock-based compensation expense of $7.5 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively. Additionally, there was an increase of $0.2 million in professional fees primarily related to increased legal, recruiting and consulting costs, partially offset by a decrease in market research costs during the nine months ended September 30, 2026, compared to the same period in 2025.

Other income (expense)

Interest income

Interest income was $7.9 million and $13.3 million for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of $5.4 million. The decrease in interest income was due to decreased balances in our U.S. treasury securities, corporate debt securities and government agency bonds held during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Liquidity and capital resources

Since our inception, we have incurred significant operating losses. We have not yet commercialized verekitug and we do not expect to generate revenue from product sales of verekitug for the next several years, if at all. To date, we have funded our operations primarily through equity financings, proceeds from our IPO and sales of our common stock pursuant to the ATM Program. Through September 30, 2026, we have received an aggregate of $670.9 million from such transactions, including gross proceeds of $400.0 million from the issuance and sale of our redeemable convertible preferred stock, $268.8 million in net proceeds from the closing of our IPO and $2.1 million from sales of common stock under the ATM Program. As of September 30, 2026, we had cash, cash equivalents and short-term investments of $207.4 million.

On November 5, 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “2025 Shelf”), including the base prospectus included therein (File No. 333-291267), with the SEC, pursuant to which we may issue shares of our common stock, preferred stock, debt securities, warrants and/or units, which became automatically effective upon filing pursuant to Rule 462(e) of the Securities Act. On March 26, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC, acting as our sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program under which we may, from time to time, at our sole discretion, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). In connection with the ATM Program, we filed a prospectus supplement with the SEC on March 26, 2026 (the “ATM Prospectus”) for the offer and sale of up to $150.0 million of shares of our common stock from time to time through the Sales Agent (the “ATM Shares”). The Sales Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the Sales Agent selling the ATM Shares. We are not obligated to make any sales of the ATM Shares under the Sales Agreement. As of September 30, 2026, we have sold 239,797 shares of common stock under the ATM Program for aggregate net proceeds of approximately $2.1 million, after deducting approximately $0.1 million of commissions paid to the Sales Agent. During the three months ended September 30, 2026, there were no sales under the ATM Program.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(137,703)	$(102,644)
Net cash provided by (used in) investing activities	80,341	(152,422)
Net cash provided by financing activities	3,200	1,338
Net decrease in cash, cash equivalents and restricted cash	$(54,162)	$(253,728)

Operating activities

During the nine months ended September 30, 2026, operating activities used $137.7 million of cash, resulting primarily from our net loss of $121.5 million, changes in operating assets and liabilities of $29.0 million and non-cash amortization of premiums and accretion of discounts on short-term investments of $1.2 million, partially offset by non-cash stock-based compensation expense of $13.3 million. Net cash used in changes in operating assets and liabilities was primarily driven by a $27.3 million increase in prepaid expenses and other current assets largely due to upfront payments to CROs primarily for activities associated with our COPD Phase 2 trial and our Phase 3 clinical trial in patients with severe asthma, a $1.2 million decrease in accrued expenses and other current liabilities, a $0.5 million decrease in operating lease liabilities and a $0.3 million decrease in accounts payable, partially offset by a $0.3 million decrease in accounts receivable.

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

Investing activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $80.3 million, consisting primarily of maturities of short-term investments of $161.5 million, net of purchases of short-term investments of $81.1 million.

During the nine months ended September 30, 2025, net cash used in investing activities was $152.4 million, consisting primarily of purchases of short-term investments of $347.6 million, net of maturities of short-term investments of $195.3 million and purchase of property and equipment of $0.1 million.

Financing activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $3.2 million, consisting primarily of $2.1 million in net proceeds from our ATM Program and $1.1 million in net proceeds primarily from the exercise of stock options.

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

During each of the nine months ended September 30, 2026 and 2025, we did not make any royalty payments to Lonza under the Lonza License Agreement. The Lonza agreement continues for an indefinite period of time unless otherwise terminated. We have the right to terminate the Lonza License Agreement at any time by providing prior written notice to Lonza.

During each of the nine months ended September 30, 2026 and 2025, we made an annual payment to Lonza in the amount of $0.5 million pursuant to the Lonza License Agreement. These payments were recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies and significant judgments described under Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical accounting estimates and significant judgments included in our Annual Report.

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

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our common stock and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock and non-voting common stock held by non-affiliates is less than $700.0 million, measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no products approved for commercial sale and have not generated any revenue from product sales to date. Verekitug is currently our only product candidate. We will continue to incur significant research and development and other expenses related to our preclinical and clinical development of verekitug and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net losses totaled $121.5 million and $101.0 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $455.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, verekitug in multiple indications.

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

As of September 30, 2026, we had cash, cash equivalents and short-term investments in the amount of $207.4 million. Based upon our current operating plan, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our available capital resources sooner than we expect. We may also raise additional financing on an opportunistic basis in the future. For example, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop verekitug. Our future capital requirements will depend on many factors, including but not limited to:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with our existing cash, cash equivalents and short-term investments, any future equity or debt financings and upfront and milestone and royalties payments, if any, received under any future licenses or collaborations. If we raise additional capital through the sale of equity or convertible debt securities, or issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, the ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. In addition, the possibility of such issuance may cause the market price of our common stock to decline. In November 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “2025 Shelf”), pursuant to which we may issue shares of our common stock, preferred stock, debt securities, warrants and/or units. In March 2026, we entered into a Sales Agreement with Leerink Partners LLC, acting as our sales agent and/or principal (the “Sales Agent”), with respect to an “at-the-market offering” program under which we may, from time to time, at our sole discretion, offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million through the Sales Agent (the “ATM Program”). In connection with the ATM Program, we filed a prospectus supplement with the SEC (“ATM Prospectus”) on March 26, 2026 for the offer and sale of up to $150.0 million of shares of common stock from time to time through the sales agent. As of September 30, 2026, we have sold 239,797 shares of common stock under the ATM Program for aggregate net proceeds of approximately $2.1 million, after deducting approximately $0.1 million of commissions paid to the Sales Agent. During the three months ended September 30, 2026, there were no sales under the ATM Program. As market conditions permit, we may offer and sell securities under the 2025 Shelf, as supplemented by the ATM Prospectus, including through the ATM Program or additional equity financings, which may cause dilution to our stockholders or impact the market price of our common stock.

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

We are currently conducting, and may in the future conduct, clinical trials for verekitug or any other potential future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials. We are currently conducting clinical trials outside the United States, including but not limited to in Canada, Japan, South Korea, South Africa, the United Kingdom (“UK”) and countries in South America and the European Union, and we expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States or another jurisdiction by the FDA or any other comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless the data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practice (“GCP”) regulations, and the FDA can validate the data through on-site inspections or other appropriate means. The FDA has signaled that foreign GCP inspections will be increasing along with greater transparency of GCP inspection outcomes. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements, including in relation to the use of data from clinical trials conducted in foreign jurisdictions. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in verekitug or any other potential future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

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

The estimates of market opportunity and forecasts of market growth included in documents that we file with the SEC may prove to be smaller than we believe, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all. Our focus is on the development of verekitug for the treatment of severe inflammatory respiratory disorders, including severe asthma, CRSwNP and COPD. Our projections of addressable patient populations within these indications are based on our estimates and independent market research, industry and general publications obtained from third parties. Market opportunity estimates and growth forecasts included in this Quarterly Report and the other documents that we file with the SEC are subject to significant uncertainty and are based on assumptions and estimates. These estimates, which have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations and market research, may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these indications. Additionally, the potentially addressable patient population may not ultimately be amenable to treatment with our product candidate if we cannot achieve our intended dosing interval. Our market opportunity may also be limited by current and future products of our competitors that are already available in the market or may enter the market for such patients. If any of our estimates prove to be inaccurate, the market opportunity for verekitug could be significantly diminished and have an adverse material impact on our business.

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

Our product candidate, verekitug, is in clinical development for the treatment of severe asthma, CRSwNP, and COPD. Our focus is on developing verekitug for the treatment of severe inflammatory respiratory disorders.

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

Certain states have passed laws regulating specific aspects of privacy. For example, a small number of states, such as Illinois and Texas, have enacted laws that specifically target the collection and use of biometric information. Additionally, we may be subject to new laws governing the privacy of consumer health data, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Several states have also passed similar laws or modified existing data privacy laws to regulate consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. These various privacy and data security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to certain countries of concern, including China. The final rule, which became effective in April 2025, also restricts certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. The final rule does not exempt key-coded or otherwise anonymized, pseudonymized, de-identified, or encrypted data. Actual or alleged violations of the final rule may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Although the UK is regarded as a third country under the EU GDPR, the European Commission adopted an adequacy decision in favor of the UK, a decision recognizing the UK as providing adequate protection under the EU GDPR and enabling data transfers from EU Member States to the UK without additional safeguards. In December 2025, the European Commission extended the validity of the UK adequacy decision for six years until December 2031, determining that the UK continues to offer a level of data protection that is “essentially equivalent” to the EU standards. This follows the UK’s adoption of the Data (Use and Access) Act 2025 (the “DUAA”) in June 2025. The EU GDPR and the UK GDPR currently impose substantially similar obligations. However, it is possible that the respective provisions, interpretations and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties, leading to additional compliance costs and could increase our overall risk.

Additionally, in the EEA, the NIS 2 Directive (“NIS 2”) expands cybersecurity requirements to certain medium-sized and large organizations in specified sectors, including certain healthcare and life sciences organizations engaged in the research and development of medicinal products. NIS 2 imposes enhanced cybersecurity risk management, incident reporting and management accountability requirements and strengthens regulatory supervision and enforcement. Although EU Member States were required to transpose NIS 2 into national law by October 2024, implementation remains incomplete in certain jurisdictions and national requirements may vary, creating additional regulatory complexity and uncertainty. To the extent we are subject to NIS 2, compliance may require additional investment of resources, and violations may result in administrative fines of up to the greater of €10 million or 2% of worldwide annual turnover.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”), entered into force in August 2024, includes prohibitions on certain AI practices and obligations relating to general-purpose AI models. The AI Act, as recently amended by the EU’s Digital Omnibus on AI, imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

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

This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would substantially harm our business, results of operations and prospects. The FDA and other comparable foreign authorities have discretion in the approval process and determining when or whether regulatory approval will be granted for verekitug or any other potential future product candidates that we develop. Even if we believe the data collected from future clinical trials of verekitug or any other potential future product candidates are promising, such data may not be sufficient to support approval by the FDA, the European Commission, or any other comparable foreign regulatory authority.

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

Although the development and potential commercialization of verekitug in severe asthma, CRSwNP and COPD are our focus, as part of our longer-term growth strategy, we may initiate and advance development of verekitug in additional indications. Expansion into new indications will require additional, time-consuming development efforts prior to commercial sale, including preclinical studies, clinical trials and approval by the FDA, the European Commission, and comparable foreign regulatory authorities. All product candidates are prone to the risks of failure that are inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, there can be no assurance that any such products that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our ability to develop verekitug or any other potential future product candidates and our future growth depend on attracting, hiring and retaining our key personnel and recruiting additional qualified personnel.

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

Like other companies in our industry, we and certain of our service providers have experienced cyberattack attempts or incidents and security incidents relating to our information technology systems and infrastructure. Any cybersecurity incident or data breach could adversely affect our business, by leading to, for example, the loss of trade secrets or other intellectual property, demands for ransom or other forms of blackmail, or the unauthorized disclosure of personal or other sensitive information of our employees, clinical trial patients, customers, and others. Technological developments, including advances in frontier artificial intelligence models, may increase the sophistication and speed of cybersecurity incidents and other malicious attacks that we experience. These technologies may enable threat actors to better identify vulnerabilities, develop targeted exploits, conduct phishing or social engineering campaigns, or otherwise compromise or breach our information systems more efficiently. Vulnerabilities that affect us or our third-party service providers may be exploited more rapidly, and although we maintain cybersecurity risk management processes designed to address cybersecurity threats, evolving artificial intelligence capabilities may reduce these safeguards’ effectiveness and require additional investments and resources. Although to our knowledge we have not experienced any significant cybersecurity incident to date, if such an event were to occur, it could seriously harm our development programs and our business operations. We could be subject to breach notification requirements, regulatory actions taken by governmental authorities, litigation under laws that protect the privacy of personal information, or other forms of legal proceedings, which could result in significant liabilities or penalties, result in substantial costs and distract management. Further, a cybersecurity incident may disrupt our business or damage our reputation, which could have a material adverse effect on our business, financial condition, results of operations, growth prospects, share price and shareholder value. We could also incur substantial remediation costs, including the costs of investigating the incident, repairing or replacing damaged systems, restoring normal business operations, implementing increased cybersecurity protections, and paying increased insurance premiums. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

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

We currently rely on and engage third-party manufacturers to provide all of the APIs and the final drug product formulation of verekitug that is being used in our clinical trials and preclinical studies, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”). While WuXi Biologics is not currently listed as a BCC, earlier legislative drafts of the BIOSECURE Act explicitly identified WuXi AppTec Co. Ltd., a separate, but affiliated WuXi entity, (“WuXi AppTec”) as a BCC; and also on June 8, 2026, the Department of Defense identified WuXi AppTec in its updated 1260H list, which would result in WuXi AppTec being designated as a BCC under the BIOSECURE Act in the future. While WuXi AppTec has challenged that designation in court and, in August 2026, a federal court has preliminarily enjoined the government from giving effect to the designation, regulatory and legislative developments relating to the BIOSECURE Act continue to evolve. Although only WuXi AppTec has been identified in the Department of Defense’s 1260H list, there is no guarantee that WuXi Biologics will not be identified on the 1260H list or designated as a BCC in the future.

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

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including shutdown of the third-party vendor or rejection of drug product lots or processes, clinical holds, fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or voluntary recalls of product candidates or drugs if approved, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of verekitug or any other potential future product candidates. The facilities used by our contract manufacturers to manufacture verekitug or any other potential future product candidates must be evaluated by the FDA and comparable foreign regulatory authorities. We have limited control over the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, the European Union, or other comparable foreign regulatory authorities, we may not be able to secure and/or maintain regulatory approval for verekitug or any other potential future product candidates manufactured at these facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies or does not approve these facilities for the manufacture of verekitug or any other potential future product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market verekitug or any other potential future product candidates, if approved. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA, European Union, and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to develop, and if approved, market verekitug or any other potential future product candidates.

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

In the European Union, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application. Guidelines from the EMA detail the type and quantity of supplementary data to be provided for different types of biological product.

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

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. In the EU, marketing exclusivity prevents the EMA and competent authorities in the EU from accepting another application for marketing authorization for a similar medicinal product in the same therapeutic indication as the authorized orphan product. The applicable period is seven years in the U.S. and ten years in the EU. The EU exclusivity period may also be extended by two years for orphan medicinal products that have also complied with an agreed Pediatric Investigation Plan. However, the EU exclusivity period can be reduced to six years, if at the end of the fifth year, it is established that a product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the product is sufficiently profitable so that market exclusivity is no longer justified or where the prevalence of the condition has increased above the threshold.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation (MFN) Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “MFN” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021. Since this time, multiple drug manufacturers have announced plans to lower prices for certain drugs to reflect similar pricing around the world.

In December 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs: the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D. In October 2026, CMS finalized the GLOBE regulation (effective November 2026), and it requires certain manufacturers to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate.

GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. The GLOBE model and the proposed GUARD model will likely be subject to legal challenges that could delay implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers. These developments could materially impact the Company’s revenue.

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

If verekitug or any other potential future product candidates are approved by the FDA, we may only promote or market them in a manner consistent with their FDA-approved labeling. We will train our marketing and sales force against promoting verekitug or any other potential future product candidates for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from prescribing verekitug or any other potential future product candidates off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. Furthermore, the use of verekitug or any other potential future product candidates for indications other than those approved by the FDA may not effectively treat such conditions. Further, FDA’s Office of Prescription Drug Promotion (“OPDP”) actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. Any such off-label use of verekitug or any other potential future product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use verekitug or any other potential future product candidates for these uses for which they are not approved, which could lead to product liability suits that might require significant financial and management resources and that could harm our reputation. Similar requirements and considerations apply abroad.

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

Our success also depends upon our ability and the ability of any of our future partners to develop, manufacture, market and sell verekitug or any other potential future product candidates without infringing on the proprietary rights of third parties. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing products, some of which may be directed at claims that overlap with the subject matter of our intellectual property. Because patent applications can take many years to issue, there may be currently pending applications, now unknown to us, which may later result in issued patents that verekitug or any other potential future product candidates or proprietary technologies may be alleged to infringe upon. Similarly, there may be issued patents relevant to verekitug or any other potential future product candidates of which we are not aware.

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

As is the case with other biotech and pharmaceutical companies, our success is heavily dependent on our intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and are therefore costly, time consuming and inherently uncertain. Recent rulings from the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have narrowed the scope of patent protection available in specified circumstances and weakened the rights of patent owners in specified situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. Similarly, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not intend to declare or pay any cash dividends on our capital stock in the foreseeable future. As a result, any investment return on our common stock will depend upon increases in the value of our common stock, which is not certain.

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

(c) Issuer purchases of equity securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) None.

(b) Not applicable.

(c) From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408 of Regulation S-K.

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

UPSTREAM BIO, INC.

Date: November 10, 2026	By:	/s/ E. Rand Sutherland
E. Rand Sutherland
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Michael Paul Gray
Michael Paul Gray
Chief Financial and Operating Officer (Principal Financial and Accounting Officer)